Form 10-Q
period 1996-09-30
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1996-11-20
CIK 1019336

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-21525

DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               13-316071
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

             161 NORTH CLARK STREET, SUITE 2400, CHICAGO, IL 60601 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 419-7600

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.01 per share: 5,005,000 shares outstanding as of September 30, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income for the three and nine month periods
     ended September 30, 1995 and 1996....................................   1
    Consolidated Balance Sheets as of December 31, 1995 and September 30,
     1996.................................................................   2
    Consolidated Statements of Cash Flows for the nine month period ended
     September 30, 1995 and 1996..........................................   3
    Notes to Consolidated Financial Statements............................   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   7
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  10
  Item 5. Other Information...............................................  10
  Item 6. Exhibits and Reports on Form 8-K................................  11

  Specifically, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements and statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth and increased penetration rates are forward looking statements.
--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                 THREE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                ---------------- ---------------
                                                 1995     1996    1995    1996
                                                -------  ------- ------- -------
                                                          (UNAUDITED)
Business services outsourcing revenues......... $11,740  $14,733 $32,850 $41,163
Information technology revenues................   9,340   11,047   9,338  29,860
                                                -------  ------- ------- -------
  Total Revenues...............................  21,080   25,780  42,188  71,023
Cost of revenues...............................  16,880   20,271  34,957  55,580
                                                -------  ------- ------- -------
  Gross Profit.................................   4,200    5,509   7,231  15,443
Selling expenses...............................   2,136    2,224   3,385   6,856
General and administrative expenses............   1,990    1,620   3,073   5,156
Amortization of goodwill.......................     148      229     148     535
Special charge (See Note 6)....................     --       300     --      300
                                                -------  ------- ------- -------
  Earnings (Loss) From Operations..............     (74)   1,136     625   2,596
Interest expense...............................      73      187     302     313
                                                -------  ------- ------- -------
  Earnings (Loss) Before Income Taxes..........    (147)     949     323   2,283
Income taxes...................................      15      475     223   1,187
                                                -------  ------- ------- -------
  Net Income (Loss)............................ $  (162) $   474 $   100 $ 1,096
                                                =======  ======= ======= =======



          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     DECEMBER 31, SEPTEMBER 30,
                       ASSETS                            1995         1996
                       ------                        ------------ -------------
                                                                   (UNAUDITED)
Current Assets:
  Cash and equivalents..............................   $   652       $   551
  Accounts receivable, less allowances for doubtful
   accounts of $607 in 1995 and $424 in 1996........     8,990        12,597
  Unbilled receivables..............................     1,473         6,525
  Inventories.......................................     3,574         4,665
  Prepaid expenses and other current assets.........       488         1,335
  Income tax receivable.............................     1,188         1,228
  Deferred income taxes.............................     1,222         1,066
                                                       -------       -------
    Total Current Assets............................    17,587        27,967
Property and equipment, net, at cost................     9,075        10,032
Deferred income taxes...............................       780           848
Goodwill, net.......................................    11,511        20,470
Other noncurrent assets.............................        59            61
                                                       -------       -------
    Total Assets....................................   $39,012       $59,378
                                                       =======       =======
        LIABILITIES AND SHAREHOLDER'S EQUITY
        ------------------------------------
Current Liabilities:
  Capital lease obligations, current portion........   $ 1,347       $ 1,142
  Amounts due to LANSystems earnout participants....       --          8,700
  Dividend note and accrued interest................       --          8,128
  Advances due to R.R. Donnelley....................     3,988        20,309
  Accounts payable..................................     6,321         6,097
  Accrued salary and benefits.......................     3,046         2,935
  Accrued other expenses............................     1,652         1,153
  Customer prepayments..............................     3,538           542
  Deferred revenues.................................     1,332           946
                                                       -------       -------
    Total Current Liabilities.......................    21,224        49,952
Capital lease obligations...........................     1,778         1,195
Other noncurrent liabilities........................       253           --
Shareholder's Equity:
  Common stock--$.01 par value, 15,000,000
   authorized shares; 3,145,000 issued and
   outstanding at December 31, 1995 and September
   30, 1996.........................................        31            31
  Preferred stock--$.01 par value, 1,000,000
   authorized shares; none issued and outstanding...       --            --
  Additional paid-in capital........................    15,726         7,726
  Retained earnings.................................       --            474
                                                       -------       -------
    Total Shareholder's Equity......................    15,757         8,231
                                                       -------       -------
    Total Liabilities and Shareholder's Equity......   $39,012       $59,378
                                                       =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        ------------------
                                                          1995      1996
                                                        --------  --------
Cash flows provided by (used in) operating activities:
  Net income..........................................  $    100  $  1,096
  Depreciation and amortization.......................     2,410     3,301
  Amortization of goodwill............................       148       535
  Net changes in assets and liabilities...............    (6,064)  (15,020)
                                                        --------  --------
      Net cash provided by (used in) operating
       activities.....................................    (3,406)  (10,088)
                                                        --------  --------
Cash flows used in investing activities:
  Capital expenditures................................    (2,953)   (4,095)
  Acquisition of LANSystems by related party..........   (16,633)      --
                                                        --------  --------
  LANSystems contingent payments......................       --     (9,494)
                                                        --------  --------
      Net cash used in investing activities...........   (19,586)  (13,589)
                                                        --------  --------
Cash flows (used for) provided by financing
 activities:
  Advances for (to) related parties, net..............     9,646    24,449
  Repayments/dividend to related party................      (100)   (8,622)
  Contribution of LANSystems from related party.......    15,757       --
  Due LANSystems earnout participants.................       --      8,700
  Principal payments on capital leases................    (2,134)     (951)
  Principal payments on borrowings....................       --        --
                                                        --------  --------
      Net cash (used for) provided by financing
       activities.....................................    23,169    23,576
                                                        --------  --------
  Net increase (decrease) in cash and equivalents.....       177      (101)
      Cash and equivalents, at beginning of period....        --       652
                                                        --------  --------
      Cash and equivalents, at end of period..........  $    177  $    551
                                                        ========  ========
The changes in assets and liabilities, net of balances
 assumed through acquisitions, were as follows:
  Decrease (increase) in assets:
    Receivables, net..................................  $ (2,860) $ (8,659)
    Inventories.......................................        69    (1,091)
    Prepaid expenses and other........................       (23)     (847)
    Income tax receivable.............................       (98)      (40)
    Deferred income taxes.............................      (289)       88
    Other noncurrent assets...........................         7        (2)
  Increase (decrease) in liabilities:
    Accounts payable..................................    (1,291)     (224)
    Accrued salary and benefits.......................     1,285      (111)
    Accrued other expenses............................       817      (499)
    Customer prepayments..............................    (1,363)   (2,996)
    Deferred revenues.................................    (2,565)     (386)
    Other noncurrent liabilities......................       247      (253)
                                                        --------  --------
  Net change in assets and liabilities................  $ (6,064) $(15,020)
                                                        ========  ========
  Interest............................................       187       313
  Income taxes........................................  $      0  $    246
                                                        ========  ========
Supplemental non-cash investing and financing
 activities:
  Capital leases......................................  $    541  $    187
                                                        ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

  Donnelley Enterprise Solutions Incorporated (the "Company") is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers two general categories of services: business services outsourcing and information technology services.

NOTE 2. INITIAL PUBLIC OFFERING

  On November 5, 1996, the Company completed an initial public offering of 2,860,000 shares of Common Stock (the "IPO" or "Offering"), 1,855,000 of which were sold by the Company, and 1,005,000 of which were sold by R.R. Donnelley & Sons Company ("R.R. Donnelley"). Prior to the IPO, the Company was a wholly-owned subsidiary of R.R. Donnelley. Of the $42.5 million of net proceeds to the Company from the IPO, (1) approximately $8.7 million was used in final payment for certain contingent obligations arising from the acquisition of LAN Systems, Inc. ("LANSystems"), (2) $20.3 million was used in repayment of advances owed R.R. Donnelley, and (3) approximately $8.1 million was used in repayment of the $8.0 million Dividend Note and accrued interest. The remaining $5.4 million will be used for general corporate purposes.

  As a result of the IPO, the number of shares of common stock outstanding increased to 5,005,000 shares (including 5,000 of restricted shares granted to a key executive) from the 3,145,000 shares outstanding prior to the IPO and total equity increased to approximately $50.7 million.

NOTE 3. BASIS OF PRESENTATION AND CARVE-OUT

  The financial statements included herein are unaudited and have been prepared by the Company to conform with the requirements applicable to this Quarterly Report on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in the financial statements and related notes in the Company's Registration Statement on Form S-1 (No. 333-10127) that became effective on October 30, 1996.

  Consolidated Financial Statements and other financial data appearing in this Form 10-Q reflect the results of operations, financial position and cash flows of the Company on a carve-out basis and are derived from the historical consolidated financial statements and financial data of the Company. The consolidated financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, the consolidated financial statements do not necessarily reflect the expenses and liabilities that would have been incurred by the Company operating as a stand alone entity.

  The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management and banking and accounts payable services for the Company. The Company will be charged fees and expenses for these services, but retains the right to terminate certain services provided under the agreements upon 30 days notice.

  The consolidated financial statements for the three and nine months ended September 30, 1995 reflect the results of operations of LANSystems commencing on July 1, 1995.

  The interim financial statements herein reflect, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the financial information for the periods presented. Certain items have been reclassified to conform with current period classifications. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

NOTE 4. EARNINGS PER SHARE

  The pro forma earnings per share calculation set forth below does not reflect actual shares issued and outstanding at September 30, 1995 and 1996, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive (See
Note 2) were outstanding at these dates.

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        -------------------- -------------------
                                          1995       1996      1995      1996
                                        ---------  --------- --------- ---------
      Net income (loss)................ $    (162) $     474 $     100 $   1,096
                                        =========  ========= ========= =========
      Earnings (loss) per share........     (0.03)      0.09      0.02      0.22
                                        =========  ========= ========= =========
      Common shares outstanding........ 5,005,000  5,005,000 5,005,000 5,005,000
                                        =========  ========= ========= =========

(Earnings (loss) per share based on 3,145,000 common shares, the number of shares outstanding prior to the offering, was (0.05) and 0.15 for the quarters ended September 30, 1995 and 1996, respectively, and 0.03 and 0.35 for the nine months ended September 30, 1995 and 1996, respectively.)

NOTE 5. PRO FORMA BALANCE SHEET

  The unaudited pro forma as adjusted balance sheet as of September 30, 1996 set forth below illustrates the completion of the Offering and the use of a significant portion of the $42.5 million net proceeds received by the Company therefrom in final payment of approximately $8.7 million for certain contingent obligations arising from the acquisition of LANSystems, the repayment of the $8.0 million Dividend Note and accrued interest thereon and the repayment of the $20.3 million in advances owed to R.R. Donnelley at September 30, 1996.

                UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 1996
                                (IN THOUSANDS)

                                               OFFERING             PRO FORMA AS
                ASSETS                 ACTUAL  PROCEEDS REPAYMENTS    ADJUSTED
                ------                 ------- -------- ----------  ------------
Current Assets:
  Cash and equivalents................ $   551 $42,461  $ (37,137)    $ 5,875
  Other current assets................  27,416     --         --       27,416
                                       ------- -------  ---------     -------
    Total Current Assets..............  27,967  42,461    (37,137)     33,291
Other assets..........................  31,350     --         --       31,350
Other noncurrent assets...............      61     --         --           61
                                       ------- -------  ---------     -------
    Total Assets...................... $59,378 $42,461  $ (37,137)    $64,702
                                       ======= =======  =========     =======
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
  Capital lease options, current
   portion............................ $ 1,142     --         --      $ 1,142
  Amounts due to LANSystems earnout
   participants.......................   8,700     --      (8,700)        --
  Dividend note and interest..........   8,128     --      (8,128)        --
  Advances due to R.R. Donnelley......  20,309     --     (20,309)        --
  Other current liabilities...........  11,674     --         --       11,674
                                       ------- -------  ---------     -------
    Total Current Liabilities.........  49,953     --     (37,137)     12,816
                                       ------- -------  ---------     -------
Capital lease obligations. noncurrent
 portion..............................   1,195     --         --        1,195
Total Shareholder's Equity............   8,230  42,461        --       50,691
                                       ------- -------  ---------     -------
    Total Liabilities and
     Shareholder's Equity............. $59,378 $42,461  $ (37,137)    $64,702
                                       ======= =======  =========     =======

NOTE 6. SPECIAL CHARGE

  The Company recorded a charge of $300,000 in the third quarter of 1996 to reflect the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division. Mr. Bradbury's departure, which was on an amicable basis, has resulted in his responsibilities being assumed by Mr. Steve Fredette, formerly the Regional Vice President and General Manager of LANSystems Eastern Region, pending the hiring of his replacement, which is expected to occur by the end of the year. The Company and Mr. Bradbury have entered into a severance agreement pursuant to which the Company agreed to continue paying Mr. Bradbury his salary through June 21, 1997, pay him a pro-rated bonus for 1996 and permit him to participate in the Company's employee benefit plans through such date.

NOTE 7. CREDIT AGREEMENT

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on November 5, 1996. The credit agreement will be used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs, and for continued growth and investment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the unaudited financial statements, including the notes thereto, set forth under "Financial Statements" and the Company's Registration Statement on Form S-1 (No. 333-10127) that became effective on October 30, 1996.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues for the periods indicated:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     ---------------------  ------------------
                                       1995        1996       1995      1996
                                     ---------   ---------  --------  --------
      Revenues
        Business services
         outsourcing................      55.7%       57.1%     77.9%     58.0%
        Information technology......      44.3        42.9      22.1      42.0
                                     ---------   ---------  --------  --------
          Total revenues............     100.0       100.0     100.0     100.0
      Cost of revenues..............      80.1        78.6      82.9      78.3
                                     ---------   ---------  --------  --------
          Gross profit..............      19.9        21.4      17.1      21.7
      Selling expenses..............      10.1         8.6       8.0       9.7
      General and administrative
       expenses.....................       9.4         6.3       7.3       7.3
      Amortization of goodwill......       0.7         0.9       0.4       0.8
      Special Charge................       --          1.2       --        0.4
                                     ---------   ---------  --------  --------
          Earnings from operations..      (0.3)        4.4       1.5       3.7
      Interest expense..............       0.3         0.7       0.7       0.4
                                     ---------   ---------  --------  --------
          Earnings before income
           taxes....................       .00         3.7       0.8       3.2
      Income taxes..................       0.1         1.8       0.5       1.7
                                     ---------   ---------  --------  --------
          Net Income................       (.1)%       1.8%      0.2%      1.5%
                                     =========   =========  ========  ========

--------
  Note: the results of operations of LANSystems are included in the Company's consolidated statements of income since July 1, 1995.

 Revenues

  The Company's revenues for the three and nine months ended September 30, 1996 increased 22.3% and 68.4%, respectively, as compared to the corresponding periods in 1995. The $28.8 million increase in revenues for the nine months ended September 30, 1996 was comprised of an $8.3 million, or 25.3%, increase in business services outsourcing revenues and a $20.5 million increase in information technology services revenues, reflecting the June 1995 acquisition of LANSystems.

  Increased penetration in the Company's target markets is a key element in its growth strategy. The Company's business services outsourcing group increased its client base in the investment and commercial banking markets with four new clients during the nine months ended September 30, 1996. Three client service expansions combined with increased volumes in 1996 accounted for a $6.2 million increase in revenue during the first nine months within the business services outsourcing group. Cross-selling within the Company's existing client base resulted in two new systems management outsourcing contracts subsequent to the close of the third quarter. Information technology services revenue grew 18.3% to $11.1 million for the three months ended September 30, 1996 compared to the comparable period (the growth rate for all of 1995 compared to 1994 was 10.7%), due in part to several large scale implementations of NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to NT.

  The strategy to focus on higher margin technology related services continues to drive a change in the Company's product mix, resulting in an increase in information technology service related revenues which generate a higher margin. Information technology services revenues for the three months ended September 30, 1996 were comprised of $5.6 million, or 50.4%, of hardware and software product resales and $5.5 million, or 49.6%, of service related revenue, compared with $5.2 million, or 56%, of hardware and software product resales and $4.1 million, or 44.0%, of service related revenue for the three months ended September 30, 1995.

 Cost of Revenues; Selling and General and Administrative Expenses

  During the three months ended September 30, 1996 and 1995, the Company's cost of revenues as a percentage of revenues were 78.6% and 80.1%, respectively, and during the nine months ended September 30, 1996 and 1995 were 78.3% and 82.9%, respectively. The Company has managed to improve its cost of revenues as a percentage of revenues by economies of scale and revenue growth.

  Selling expenses as a percentage of revenues decreased for the three months ended September 30, 1996 as compared to the corresponding period in 1995 to 8.6% from 10.1%, but increased for the nine months ended September 30, 1996 as compared to 1995 to 9.7% from 8.0%. The decrease in selling expenses for the three months ended September 30, 1996 as compared to 1995 is attributable to increased cross-selling to existing clients. The increase in selling expenses as a percentage of revenues for the nine months ended September 30, 1996 as compared to 1995 was primarily due to the inclusion of LANSystems for the full period, as selling expenses for information technology services are higher than for business outsourcing services due to the long term nature of business outsourcing services' contracts. Additionally, the Company recorded higher selling expenses as a result of the start up of systems management outsourcing services and an overall investment in sales personnel to support future revenue growth.

  The increase in general and administrative expenses to $5.2 million from $3.1 million for the nine months ended September 30, 1996 compared to 1995 was primarily due to the inclusion of LANSystems for the full period of 1996. The decrease in general and administrative expenses for the three months ended September 30, 1996 compared to 1995 was due to reduced accounts receivable write offs.

 Amortization of Goodwill

  During the three and nine months ended September 30, 1996, amortization of goodwill increased 54.7% to $229,000 and 261.5% to $535,000, respectively, compared to the corresponding periods in 1995. This increase is due to the inclusion of LANSystems for the full period and $8.7 million of additional goodwill recorded in the quarter for certain contingent obligations arising from the acquisition.

 Special Charge

  The Company recorded a special charge of $300,000 in the third quarter of 1996 to reflect the severance agreement related to the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division. Mr. Bradbury's replacement is expected to be hired by the end of the year.

 Interest Expense

  Interest expense increased 156.2% to $187,000 for the three months ended September 30, 1996 compared to the prior year as the result of the additional $128,000 of interest expense associated with the $8.0 million dividend note payable to R.R. Donnelley. This note was paid in full upon the completion of the Offering (see Note 2). For the nine months ended September 30, 1996, interest expense increased only 3.6% compared to the prior period due to the lower average outstanding levels of capital lease obligations in 1996, offset by the interest related to the Dividend Note.

 Income Tax Rate

  The Company's effective tax rate decreased to 52.0% for the nine months ended September 30, 1996 from 69.0% for the nine months ended September 30, 1995. The decrease in the effective tax rate is due in part to the increase in pretax income which was offset in part by the effect of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations, capital expenditures and acquisitions through cash flows from operations, amounts advanced interest-free from R.R. Donnelley, and the sale of its business services outsourcing accounts receivable to a subsidiary of R.R. Donnelley. These receivables were sold without recourse and the Company was not charged any factoring cost and are not included on the Company's consolidated balance sheets. The arrangements under which these services were provided by R.R. Donnelley terminated upon completion of the IPO.

  On November 5, 1996, the Company entered into a credit agreement with Harris Trust and Savings Bank (the "Bank") (the "Credit Agreement") under which it will be entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in three years and will bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, 75 to 125 basis points per annum (presently at 75 basis points). At November 19, 1996, there were no borrowings outstanding under the Credit Agreement.

  For the first nine months of 1996, operating cash flow (net income plus depreciation and amortization of $3.8 million) was $10.1 million up from $3.4 million the prior year period. The Company believes cash flows from operations and the credit agreement described above will be sufficient to fund its ongoing operations, continued growth and investment, including acquisitions, on a long-term basis.

  Capital expenditures for the nine months ended September 30, 1996 totaled $4.1 million, an increase of $1.1 million over the first nine months of 1995. Capital expenditures for the full year are expected to be approximately $5.5 million.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Prior to the IPO, the Company had been a wholly-owned subsidiary of R.R. Donnelley. During the third quarter of 1996 the sole stockholder of the Company, by written consent dated August 5, 1996, approved an amendment to the Certificate of Incorporation of the Company and by written consent dated September 23, 1996, the sole stockholder approved the First Amended and Restated Certificate of Incorporation of the Company and designated three classes of directors, Class I, consisting of Daniel I. Malina, Class II, consisting of Leo S. Spiegel, and Class III, consisting of Rhonda I. Kochlefl and W. Ed Tyler.

ITEM 5. OTHER INFORMATION

  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. Such factors are discussed in the Company's Registration Statement (No. 333-10127) under "Risk Factors," and include, among other things, the dependence of the Company on key clients; the Company's ability to manage growth; the sensitivity of the Company's business and results of operations to fluctuations in the U.S. professional service economy; risks associated with performance of information technology projects that are critical to the operations of the Company's clients; the Company's focus on a limited number of target markets and, therefore, a limited number of potential clients; the ability of the Company to grow through the introduction of new services, including systems management outsourcing; the Company's ability to anticipate technological advances; the risks associated with the integration of LAN Systems, Inc. and the Company's strategy of growth through acquisitions; the variability of the Company's quarterly operating results; the Company's ability to attract and retain key personnel in a highly competitive marketplace; and market and general economic factors. Specifically, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth and increased penetration rates are forward looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      3.1 First Amended and Restated Certificate of Incorporation of the Company. (1)
      3.2      By-laws of the Company. (1)
     10.1      Transition Services Agreement between the Company and R.R.
               Donnelley. (1)
     10.2 Benefit Administration Services Agreement between the Com-pany and R.R. Donnelley. (1)
     10.3      Tax Allocation and Indemnification Agreement between the
               Company and R.R. Donnelley. (1)
     10.4      Employment Agreement between Rhonda I. Kochlefl and the
               Company. (1)(2)
     10.5 Employment Agreement between Leo S. Spiegel and the Compa-ny. (1)(2)
     10.6      Severance Agreement between Thomas P. Bradbury and the
               Company. (1)(2)
     10.7      1996 Stock Incentive Plan. (1)(2)
     10.8      1996 Broad-Based Employee Stock Plan. (1)(2)
     10.9      Agreement of Merger among R.R. Donnelley & Sons Company,
               Donnelley DBS, Inc. and LAN Systems, Inc. (1)
     10.10 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein. (1)
     27.1      Financial Data Schedule.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
(2) Indicates a management contract or compensatory plan or agreement.

  (b) No Current Report on Form 8-K was filed by the Company during the third quarter of 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Donnelley Enterprise Solutions
                                           Incorporated

                                                   /s/ Luke F. Botica
                                          By: _________________________________
                                            Luke F. Botica Senior Vice
                                            President and Chief Financial
                                            Officer

Date: November 20, 1996