Form 10-K
period 1996-12-31
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1997-03-28
CIK 1019336

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from  to

                          COMMISSION FILE NO. 0-21525

                               ----------------

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                               13-316071
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

             161 NORTH CLARK STREET, SUITE 2400, CHICAGO, IL 60601 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (312) 419-7600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was $29,366,250 based upon the closing price on March 20, 1997.

  The number of shares of the registrant's common stock outstanding as of March 20, 1997 was 5,005,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Donnelley Enterprise Solutions Incorporated (the "Company" or "DESI") is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services and information technology services. The Company has experienced substantial growth by expanding its service offerings, adding new clients, increasing business with existing clients and capitalizing on the growing trend toward outsourcing. In 1996, the Company's revenues from business outsourcing services and information technology services were $57.1 million and $39.4 million, respectively.

BACKGROUND

  R.R. Donnelley & Sons Company ("R.R. Donnelley") began offering reprographic services in 1988 through a division known as Donnelley Business Services ("DBS") and expanded its service offerings to include networked and electronic color printing, mailroom and facsimile services, word processing, desktop publishing and imaging. In June 1995, DBS broadened its capabilities from managing paper-based information to include the management of electronic information through the acquisition of LANSystems, Inc. ("LANSystems") which has provided information technology services since 1983, including systems integration, consulting and software development. As of January 1, 1996, R.R. Donnelley contributed the assets of DBS to LANSystems and changed LANSystems' corporate name to Donnelley Enterprise Solutions Incorporated. Beginning in February 1996, DESI began providing systems management outsourcing services, which include on-site management and administration of servers and desktops and operation of the help-desk function. On November 5, 1996, DESI completed an initial public offering of 2,860,000 shares of its common stock (the "IPO"), resulting in the reduction of R.R. Donnelley's ownership in the Company to approximately 42.8%.

SERVICES

  The challenges posed by the application of distributed networking strategies to manual, labor-intensive business processes are driving forces in both the business services outsourcing and information technology services arenas. Increasing amounts of paper-based information are available in a variety of electronic formats for sharing and delivery over distributed networks making it crucial for businesses to manage their flow of documents and electronic information in an integrated and efficient manner. There is a growing trend for businesses to establish relationships with outside experts for both business services and information technology functions in order to address the changing business environment. The Company meets these demands by offering the following services:

 Business Services Outsourcing

  The Company's outsourcing portfolio encompasses a comprehensive array of business services, including document services, word processing and desktop publishing and imaging services.

  Document Services. The Company provides reprographic, networked and electronic color printing, mailroom and facsimile services through sites located at the client's offices. Operations are typically 24-hours a day on weekdays with scheduled weekend services. The reprographic operations typically encompass black and white copying, electronic print, color print and binding services. The critical documents produced include legal briefs, wills, contracts, investment bank pitch books, presentations, tax filings and litigation documents. The Company's average client site includes 15 document-production employees, for whom a typical job may entail the reproduction of a 50 page document with five color inserts, spiral binding and turn-around time of less than two hours. Monthly volumes per client site range from 50,000 to 10,000,000 pages. Reprographic services are billed monthly on a unit basis, with periodic minimum volume requirements.

  Mailroom services include sorting and delivery, overnight express and messenger support. Facsimile services include both manual and electronic fax transmission and receipt. The Company implements and administers the client's fax server environment and integrates this capability with the client's network. Both mail services and facsimile services typically are billed monthly to the client as a fixed management fee plus overtime expenses.

  Word Processing and Desktop Publishing. The Company provides on-site word processing, proofreading, desktop publishing and graphics design services. Documents range from high-volume text, complex numerical tables and regulatory-compliance documents to client newsletters, presentations and marketing brochures. Operations are typically multi-shift, employing between 10 and 20 operators who produce client documentation within a turnaround period of less than 24 hours. Word processing services are priced on a per page, per hour or per project basis with a minimum monthly management fee.

  Imaging. The Company provides on-site imaging services and production support such as scanning, document indexing, storage and retrieval. The Company provides a complete turnkey service, including integration, database development, project management and system administration. The Company's services enable clients to process information more efficiently, store documents electronically and retrieve information at the desktop or remotely. A typical operation includes a cross-trained staff of five employees performing each of the imaging tasks, which scan and index 50,000 pages per month. Due to the project nature of this work, temporary employees are used to staff peak volume periods. The Company supplies and networks multiple servers located at the client's offices as well as at other offices, such as that of a client's co-counsel. Imaging services are billed monthly on a per unit basis.

  Contracts and Pricing. Client engagements typically involve contracts ranging from three to five years in duration, although the Company has entered into a limited number of shorter-term contracts at the request of its clients. The majority of DESI's contracts are cancelable only for cause, but the Company generally is willing to renegotiate contracts that no longer meet the needs of its clients. The Company believes that this policy is beneficial in that it improves client relationships and promotes the efficient use of the Company's resources. Substantially all of the Company's outsourcing contracts are priced on a per unit basis for each service provided. Furthermore, substantially all of the Company's current outsourcing contracts include a minimum amount of services the client agrees to use, with the minimum generally related to the historical volumes of the client. The Company is able to increase or decrease the unit pricing for each of the outsourcing services provided pursuant to a particular contract on the anniversary date of such contract in order to reflect changes in the actual costs of labor and supplies. The typical outsourcing contract also provides that DESI will supply all of the equipment necessary for the delivery of its services, the bulk of which the Company leases from third-party vendors.

 Information Technology Services

  The Company provides systems integration, consulting, systems management outsourcing and software development services.

  Systems Integration. The Company provides network design, installation, configuration and on-going maintenance for distributed computing environments. The project range includes networks consisting of between 250 and 5,000 users, often in multiple offices connected by a wide-area network. Projects vary in scope and duration. Projects involving a single office typically are completed in three to six months while large projects involving major infrastructure, operating system upgrades and multiple applications in multiple locations, some of which may be located outside of the United States, typically span 12 to 18 months. Revenues from many projects are derived approximately one-half from engineering services and one-half from the resale of hardware or software products and subcontracted labor. The Company also enters into maintenance contracts on network equipment and servers with a majority of clients for which the Company has completed a major systems integration project. Many clients have elected coverage for 24 hours per day, seven days per week.

  Consulting. DESI provides consulting services which assist its clients in making technology decisions ranging from strategic to tactical. Most engagements lead to follow-on business from implementation projects. Engagements range from three weeks to one year, with a typical engagement being completed in eight weeks. Primary areas of expertise include information systems architecture, network audits, relocation planning, project management and disaster recovery planning.

  Systems Management Outsourcing. The Company offers a complete range of systems management services, including help-desk support, network management, server administration, end-user training, personal computer repair and telephone switch administration. The functions are performed at the client's offices. DESI uses proactive monitoring and the best industry practices in providing a reliable computing environment and responsive end-user assistance. The Company offers its systems management services pursuant to multi-year contracts, which may include hardware and software upgrades at the beginning or throughout the contract to reflect product cycles of computing equipment. The Company began providing systems management outsourcing services in February 1996 to combine its business services outsourcing and information technology services expertise. The Company's systems management outsourcing services have generated minimal revenues to date primarily from contracts that are limited in duration and scope.

  Software Development. The Company offers software development services that include custom utilities, application and data integration and rapid application development. Custom utilities developed in the C and C++ programming languages are designed to take advantage of system-level features and enhance program functionality. In the area of application and data integration, the Company specializes in developing solutions for moving data from different computing platforms as well as in and out of various applications. The Company's software development team uses a variety of programming languages, such as Microsoft Visual Basic and Borland's Delphi, to facilitate rapid application development in client/server database environments. In addition, Lotus Notes, Microsoft Exchange Server and Novell, lnc.'s GroupWise are used to create workflow and groupware solutions.

  Contracts and Pricing. The majority of the Company's systems integration projects are priced on a fixed-fee basis, although some work is contracted on a time and materials basis. Cost-based pricing is developed using pre-negotiated purchase prices for computer and network hardware. Contracts typically include a scope of work and acceptance criteria for identifying project completion. Payment terms include a downpayment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects. The Company's maintenance contracts are priced on an annual basis with payments made in advance. Systems management outsourcing contracts generally will have multi-year terms and will be invoiced monthly.

CLIENTS

  The Company has been successful in establishing strong relationships with a significant number of the leading firms in its target markets, including the law firms of Shearman & Sterling and Sidley & Austin, the investment banks of Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated and the accounting firm of Ernst & Young LLP. Revenues from these five clients accounted for approximately 28.9% of the Company's 1995 revenues and approximately 26.6% of the Company's 1996. In 1996, the Company provided services to 32 of the 100 largest law firms as ranked by the American Lawyer for 1995 and 9 of the 10 largest investment banks ranked by dollar volume of public debt and equity issuances for 1996 as reported by Securities Data Corporation. The Company also anticipates targeting firms within the commercial banking and asset management industries. The Company believes that these markets, because they consist of sophisticated professional service organizations for which document and computer processing are critical, can benefit from the knowledge that the Company has accumulated in its current markets and will therefore provide an opportunity to expand DESI's potential client base without compromising its ability to maintain its high-quality standards and utilize its proven processes and experience.

  In 1996, approximately 23.1% of the Company's revenues came from business and information technology services provided to firms other than law firms, investment banks and accounting firms. As a result of its focus on its target markets, the Company expects this percentage to decrease in the future.

  As of December 31, 1996, the Company provided business services outsourcing under approximately 50 contracts, at over 40 client office locations, most of which are located in New York, San Francisco, Chicago, Los Angeles, Washington, D.C. and certain other major cities in the United States. In 1996, the Company provided information technology services to approximately 245 clients. The Company has implemented projects in offices located in many major European and Asian financial centers.

SALES AND MARKETING

  The Company markets its services primarily through 28 account executives, special account managers and sales managers who are responsible for existing clients as well as future client development. In addition, DESI's senior management plays an active and ongoing role in the sales process.

  The Company targets high-level decision makers within a particular professional service organization who share a commitment to the delivery of quality service. The typical contract for business services outsourcing is signed between six and nine months after discussions begin with a potential client. The sales cycle with regard to information technology services is typically between three and six months. The Company believes that it is important to involve seasoned account executives, as well as its executive officers, in the sales process.

  The Company also employs a variety of business development and direct marketing techniques in order to augment the work done by its own sales force, increase industry awareness and generate interest in its services. Targeted telemarketing, an automated prospect database, regular direct mail initiatives and regular participation in industry trade shows and conferences in its target markets have been effective historically. The Company also co-sponsors executive business briefings and cooperative marketing programs with vendor partners, such as Microsoft Corporation, Novell, Inc. and PC Docs Inc. Finally, several of the Company's senior executives serve as industry spokespersons and frequently author articles on industry trends, service issues and emerging technologies, as well as contributing to LANSystems' Research technical publication.

STRATEGY

  DESI's principal growth strategy is to become the single-source provider of integrated information management services to the leading firms in its target markets. Key elements of the Company's strategy include (i) increasing penetration in its target markets; (ii) cross-selling its services to existing clients; (iii) attracting and retaining outstanding employees; (iv) enhancing its expertise in information management technology; and (v) selectively acquiring businesses that strengthen service offerings or expand geographic presence.

  The Company believes its competitive strengths are as follows:

  . Established Premier Client Base in Target Markets--DESI has well-established relationships with a significant number of industry leaders in its target markets. These relationships with high-quality professional service organizations have been an important factor in enabling the Company to add new clients.

  . Comprehensive Array of Service Offerings--The Company is capable of satisfying a client's needs for information management services for both paper-based and electronic information by providing staff trained to perform multiple functions, integrating technical and business processes and providing consistency across the enterprise.

  . Accumulated Knowledge and Expertise in Target Markets--DESI has accumulated knowledge of the best practices to address the unique needs of the professional service organizations in its target markets.

  . Proven Quality Driven Processes--DESI has developed proven, cost-effective processes for the delivery of business and information technology services, including a copyrighted production management system which permits the Company to monitor the client's needs and the quality of services provided by tracking use, service levels, turnaround and efficiency.

  . Depth, Experience and Expertise of Service Delivery Personnel--The Company has been successful in attracting and retaining talented, motivated employees in critical positions which involve extensive client interaction, including the client managers who oversee the performance of the Company's business services and the technical employees who design, implement and support computer networks and provide other information technology services. The Company has well-established client relationships with a significant number of leaders in its target markets. See "--Clients." The Company's record in retaining outsourcing clients has been excellent. The Company's information technology services are contracted for primarily on a project basis and generally result in follow-on projects and on-going support.

COMPETITION

  The Company believes that the primary competitive factors in the business services outsourcing and information technology services markets include reputation, a proven track record in industries served, an in-depth knowledge of clients' businesses, strong technical expertise, project management experience and an ability to streamline business processes. Although price is a competitive factor within the Company's markets, it is not the principal basis on which the Company competes because the Company's strategy is to be a premier provider of business services outsourcing and information technology services to firms in its target markets, which depend on high-quality, timely work product and technical expertise.

  The Company competes with the in-house capabilities of those firms in the Company's target markets that perform their own business services and information technology functions of the types offered by the Company.

  The Company's business services compete with numerous national and regional companies. The Company's document services compete with several large national companies, including Pitney Bowes Management Services and Xerox Business Services, as well as several smaller regional companies, some of whom provide only certain of such services or focus on a particular geographic region of the United States. Competition in the Company's target markets for other business services provided by the Company, such as word processing, desktop publishing and imaging, is fragmented with numerous competitors providing only certain of the services. Competitors in these areas include Tascor Incorporated in word processing and desktop publishing and Quorum Corp., Aspen Systems Corp., Litigation Information Technologies, Lason Inc. and Arthur Andersen LLP in imaging.

  The market for the Company's information technology services is subject to rapid change and is highly competitive. Within this market, the Company competes with a large number of participants, with no single organization having a dominant market share of the Company's target markets. Competition for information technology services comes from a large number of market participants, including management consulting firms, big six accounting firms, systems integrators, facilities management companies and the professional service groups of large computer manufacturers such as International Business Machines Corp. ("IBM") and Hewlett Packard Co. Within the systems integration arena, the Company competes primarily with national firms with legal-industry focus, including Systems Research and Application Corp. and TechLaw Automation Partners; other national firms that do not focus on the legal market, such as Entex Information Services, Inc., Cambridge Technology Partners, Alternative Resources Corp., and Vanstar Corp.; and numerous regional firms, many of which serve only their respective local markets. The Company's systems management outsourcing services face competition from traditional mainframe outsourcing firms such as Electronic Data Systems Corp., Computer Sciences Corp., IBM's Integrated Systems Solutions Corporation, AT&T Solutions and MCI Systemhouse.

  Many participants in the business services outsourcing and information technology services markets have significantly greater financial, technical and marketing resources; greater name recognition; and generate greater information technology services and outsourcing revenues than does DESI. The Company believes, however, that its competitive strengths, including its reputation as a high-quality provider of business services outsourcing and information technology services and its knowledge and expertise in the markets that it serves, have enabled it to be successful in persuading firms in its target markets to use certain services offered by the Company to compete with its current competitors.

HUMAN RESOURCES

  The Company's business involves the delivery of professional services and is labor intensive. The Company's performance depends, to a large extent, on the continued service of its key technical personnel and client management personnel and its ability to continue to attract, retain and motivate such personnel. Competition for such personnel is intense, particularly for highly skilled and experienced technical personnel who perform the Company's information technology services. The Company provides its employees a motivational and interactive work environment that features continuous and extensive professional development opportunities and bonuses based on client satisfaction, as well as a flat organizational structure that emphasizes decision-making at the client manager level.

  The Company has a comprehensive recruitment program in place to attract highly qualified employees for both business services outsourcing and information technology services. To strengthen its expertise in its target markets, the Company often recruits individuals with hands-on experience and proven industry knowledge in the legal, investment banking and accounting industries. The Company augments ongoing advertisements in national newspapers and industry-trade publications with a company-wide employee referral program and regular participation in job fairs and legal-specific trade shows and conferences. The Company is a member of the On-line Career Center and uses this vehicle to post jobs and receive resumes via the Internet. The Company engages in selective recruiting at colleges with strong engineering programs. In addition, the Company belongs to the Technical Recruiter's Association in New York and employs the assistance of outside recruitment firms on a limited basis.

  The Company has a diversified training program that includes vendor-specific certification, review of best practices and an extensive mentor program. As part of the Company's rigorous in-house training, new employees participate in a variety of courses such as Customized Workflow Training, Understanding a Law Firm, Quality Assurance, Problem Resolution and Team Building. In addition, employees attend mandatory human resources training seminars, including seminars concerning diversity, sexual harassment and performance leadership.

  As of December 31, 1996, the Company had approximately 935 employees. Approximately 710 persons were dedicated to providing business services, including approximately 655 engaged in providing on-site services to clients, of whom approximately 600 were hourly employees. Approximately 225 persons were dedicated to providing information technology services, including approximately 134 technical employees. Approximately 10 persons were dedicated to corporate staff functions. None of the Company's personnel is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located in Chicago, Illinois, where the Company leases a 20,000 square foot facility pursuant to a lease expiring in May 2002. The Company provides its outsourcing services primarily through locations at its clients' offices. Such locations are generally provided by the client without a lease and at no cost to the Company. The Company leases an 11,400 square foot facility in New York, New York pursuant to a lease expiring in April 2002. The Company has 12 regional sales offices, most of which are subject to short-term leases of not more than three years. The Company believes that its existing facilities are adequate for its current needs. The Company anticipates that additional space may be required as business expands and believes that it will be able to obtain such additional space as needed.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company. A former client filed suit against the Company in 1996 and the Company filed a counter claim in 1997. The Company is of the opinion that the claim and related counterclaim will not have a material impact on the results of operations of the Company in the period in which resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On October 1, 1996, the sole stockholder of the Company approved the Company's 1996 Stock Incentive Plan.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

  Information with respect to those individuals who currently serve as executive officers of the Company is set forth below. Executive officers of the Company are appointed annually by the Board of Directors and serve until their successors have been duly elected and qualified.

                      NAME                 AGE              POSITION
                      ----                 ---              --------
      Rhonda I. Kochlefl..................  38 Chairman, President and Chief
                                                Executive Officer and Director
      Luke F. Botica......................  46 Senior Vice President and Chief
                                                Financial Officer
      Leo S. Spiegel......................  35 Senior Vice President and Chief
                                                Technology Officer and Director
      Linda A. Finkel.....................  37 President, Donnelley Business
                                                Services division
      Robert A. Lento.....................  35 President, LANSystems division
      David J. Shea.......................  41 President, Systems Management
                                                division

  Rhonda I. Kochlefl has been the Chairman, President and Chief Executive Officer of the Company since February 1996. From January 1995 to February 1996, she was the President of DBS, and, from June 1995 to February 1996, she was the Chairman of LANSystems. From 1993 to January 1995, she was Vice President, Division Director of DBS. From 1988 to 1991, she was General Manager for the eastern region of DBS, for which she was responsible for all sales and operations. Ms. Kochlefl has been a director of the Company since February 1996.

  Leo S. Spiegel has served as the Senior Vice President and Chief Technology Officer of the Company since February 1996. He served as a director and the co-founder, Chief Technology Officer and Executive Vice President of LANSystems from May 1991 until its acquisition by R.R. Donnelley in June 1995. From June 1989 until May 1991, he was a director and the co-founder and Executive Vice President of Sales and Marketing of LANSystems. Prior to June 1989 he was the founder, Chairman and President of Integrated Analysis, Inc., which merged with LANSystems in 1989. Mr. Spiegel has been a director of the Company since February 1996.

  Luke F. Botica has been Senior Vice President and Chief Financial Officer of the Company since April 1996. From July 1995 to March 1996, he served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Dames & Moore, Inc., an international engineering and professional services company. From June 1993 to January 1995, he served as the Senior Vice President--Finance, Chief Financial Officer, Treasurer and Secretary for Allied Waste Industries, Inc., a solid waste management company. From September 1990 to

April 1993, he served as the Vice President--Finance, Corporate Development and Planning for Chemical Waste Management, Inc., a hazardous waste management company. Mr. Botica has also been a Board member of Forrest Holdings Inc., a nonpublic company, since July 1994, and Recycling Industries, Inc., a publically traded company, since January 1997.

  Linda A. Finkel has been President of the DBS division of DESI since February 1996. From 1994 to 1996, she served as the Vice President/General Manager for the central region of DBS. She joined R.R. Donnelley in 1982 and held various positions with R.R. Donnelley, including that of information services account executive.

  David J. Shea has been the President of the Systems Management division of DESI since February 1997. Prior to becoming the President, he served as the Senior Vice President and General Manager of the Systems Management division from July 1996 to February 1997. Mr. Shea was the Vice President and General Manager of the eastern region of DBS and eastern region General Manager of DBS from November 1993 to January 1995. From 1990 to 1993, he was Client Solutions Executive and Consulting Practice Manager of Integrated Systems Solutions Corporation, a systems outsourcing subsidiary of IBM.

  Robert A. Lento has been the President of the LANSystems division since January 1997. From January 1995 to 1997, he was the Senior Vice President of Operations for Entex Information Services, Inc. ("Entex"), an information technology services firm. From 1992 to 1995, Mr. Lento was a Regional Director of Entex. From 1990 to 1992, he was a General Manager of Entex. Prior to joining Entex, Mr. Lento was the owner of Computer Professionals, Inc., which was acquired by Entex.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is listed on the Nasdaq National Market (NASDAQ symbol: DEZI). The Company's Common Stock began trading on October 31, 1996 in connection with the IPO. Prior to such time, R.R. Donnelley was the sole stockholder of the Company.

  As of March 17, 1997, there were approximately 18 holders of record of the Company's Common Stock.

  The following table sets forth the high and low bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the period beginning October 31, 1996 and ending December 31, 1996.

        FISCAL YEAR 1996                               HIGH   LOW
        ----------------                              ------ ------
        Fourth Quarter
         (October 31 to December 31)................. 26 1/4 19 1/4

  The Company declared and paid a cash dividend of $622,000 as of June 30, 1996, and, in July 1996, declared a dividend of $8.0 million paid in the form of the Dividend Note that was paid in full with proceeds from the IPO. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any cash dividends in the future will depend on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors of the Company. In addition, the Company's credit facility contains restrictions on the Company's payment of cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected historical consolidated financial data of DESI. Income statement data for each of the three years in the period ended December 31, 1996 and balance sheet data as of December 31, 1995 and 1996 have been derived from the audited consolidated financial statements of DESI contained herein.

Income statement data for the year ended December 31, 1993 and balance sheet data as of December 31, 1994 have been derived from audited consolidated financial statements not contained in this Form 10-K. Income statement data for the year ended December 31, 1992, and balance sheet data as of December 31, 1992 and 1993 have been derived from unaudited information of DESI. The unaudited financial data includes all adjustments that the Company considers necessary for a fair presentation of the consolidated financial position and results of operations for the periods reflected therein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Consolidated Financial Statements of DESI and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1992    1993    1994   1995(1) 1996(1)
                                        ------- ------- ------- ------- -------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT:
Revenues..............................  $17,985 $23,527 $34,745 $65,944 $96,464
Cost of revenues......................   14,075  18,800  27,800  53,900  76,354
                                        ------- ------- ------- ------- -------
  Gross profit........................    3,910   4,727   6,945  12,044  20,110
Selling expenses......................    1,657   1,665   2,110   5,563   9,929
General and administrative expenses...    1,648   1,333   1,540   4,866   6,995
Amortization of goodwill..............      --      --      --      295     804
Special charge........................      --      --      --      --      300
                                        ------- ------- ------- ------- -------
  Earnings from operations............      605   1,729   3,295   1,320   2,082
Interest expense......................       87     184     283     522     384
                                        ------- ------- ------- ------- -------
  Earnings before income taxes........      518   1,545   3,012     798   1,698
Income taxes..........................      248     684   1,277     495   1,073
                                        ------- ------- ------- ------- -------
  Net income .........................  $   270 $   861 $ 1,735 $   303 $   625
                                        ======= ======= ======= ======= =======
Pro forma earnings per share(2)(3)....                                  $   .12
                                                                        =======
                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1992    1993    1994    1995    1996
                                        ------- ------- ------- ------- -------
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets..........................  $ 4,758 $ 6,826 $ 9,813 $39,696 $76,176
Debt and advances due to R.R.
 Donnelley............................    1,450   2,181     191   4,672   6,455
Capital lease obligations.............    1,203   2,672   3,845   3,125   2,467
Total shareholders' equity(3).........      --      --      --   15,757  49,452

--------
(1) Income statement data for the years ended December 31, 1995 and 1996 includes the results of operations of LANSystems, which the Company acquired in June 1995, beginning July 1, 1995.
(2) Pro forma earnings per share is computed by dividing net income for the year ended December 31, 1996 by the total shares outstanding subsequent to the IPO of 5,005,000.
(3) No shareholders' equity is shown as of the periods ended December 31, 1992 through 1994 because the Company was operated as a division of R.R. Donnelley during such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

 Overview

  The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services and information technology services. The Company has experienced substantial growth by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In 1996, the Company's revenues from business services outsourcing and information technology services were $57.1 million and $39.4 million, respectively. In 1995, the Company had revenues of $45.7 million from business services outsourcing and $20.3 million from information technology services, representing six months of operations since the June 1995 acquisition of LANSystems.

  DESI commenced its outsourcing operations in 1988 as a provider of reprographic services and has expanded its service offerings to include networked and electronic color printing, mailroom and facsimile services, word processing, desktop publishing and imaging. In June 1995, the Company broadened its capabilities from managing paper-based information to include the management of electronic information through the acquisition of LANSystems, which has provided information technology services, including systems integration, consulting and software development, since 1983. In February 1996, the Company began providing systems management outsourcing services.

  For the year ended December 31, 1994, one client accounted for approximately 15.0% of DESI's revenues. For the year ended December 31, 1995, revenues from the Company's top 20 clients accounted for 70.4% of revenues, with revenues from the top two clients accounting for 8.9% and 7.3%, respectively. For the year ended December 31, 1996, the Company's top 20 clients accounted for approximately 61.0% of the Company's revenues, with the top two clients accounting for approximately 10.6% and 6.0% of such revenues, respectively. Thirteen of the contracts with business outsourcing clients expire prior to December 31, 1997. Although most of the Company's business outsourcing contracts are cancelable only for cause, DESI is generally willing to renegotiate contracts that no longer meet the needs of its clients.

  The Company's revenues are derived primarily from (i) monthly fees under its business services outsourcing contracts, (ii) fees relating to information technology projects, (iii) the resale of hardware or software products, (iv) monthly fees under its system management outsourcing contracts, and (v) monthly fees under information technology maintenance contracts. The Company typically enters into contracts with its business services clients that have terms ranging from three to five years. These contracts generally provide for monthly minimum payments based on the client's historical volumes. Substantially all of the Company's business services outsourcing contracts are priced on a per unit basis for each service provided and allow for annual increases or decreases of the unit pricing for each of the outsourcing services provided in order to reflect actual costs of labor and supplies. System management contracts are priced on a monthly fixed fee basis, plus a fee for overtime and additional services. The majority of the Company's other information technology projects are priced on a fixed-fee basis, although some work is contracted on a time-and-materials basis. Contracts for information technology projects typically include scope of work and acceptance criteria for identifying project completion. The Company typically seeks to obtain an increase in its fees if a client makes any significant change to the original scope of a project. Payment terms for these contracts include a down payment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects.

  Increased penetration in the Company's target markets is a key element in its growth strategy. The Company's business services outsourcing group increased its client base in the investment and commercial banking markets with four new clients in 1996. Two client service expansions combined with increased volumes in 1996 accounted for a $7.5 million increase in revenue during 1996 within the business services outsourcing group. Cross-selling within the Company's existing client base resulted in two new systems management outsourcing engagements in 1996. Information technology services revenue growth is due in part to several large scale implementations of Windows NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to Windows NT.

  The strategy to focus on higher margin technology related services continues to drive a change in the Company's product mix, resulting in an increase in information technology service related revenues which typically generate a higher margin. The revenues associated with the resale of hardware or software products, generally associated with a typical information technology project, were 48.6% of total information technology revenues for 1996, as compared to 66.0% in 1995. The Company provides other products to its clients only as an accommodation and generally as required for particular projects. The Company's maintenance contracts are priced on an annual basis with payments made generally in advance. The Company's systems management contracts are provided over multi-year terms, invoiced on a monthly basis.

  DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment, research and development and start-up costs; its cost of revenues associated with systems managements revenues are comprised of wages, start-up costs and depreciation on fixed assets; and its cost of revenues associated with its information technology services are comprised of computer equipment and software, labor costs, an overhead allocation and purchasing expenses. The Company's gross profit margins on its information technology services are higher than those associated with its business services outsourcing. The Company's margins on resold products are lower than those for business and information technology services.

  DESI's selling expenses are comprised of sales and support salaries, commissions, travel and entertainment and an overhead allocation related to branch sales offices. Selling expenses as a percentage of revenues for information technology services are significantly higher than for business outsourcing services due to the long-term nature of DESI's business outsourcing contracts.

  DESI's research and development activities, the costs of which are included in cost of revenues and general and administrative expenses, consist of software and hardware product evaluation, trial integration of purchased hardware and software, user productivity benchmarking and the development of custom integration software.

  The Company's results of operations are sensitive to the state of the U.S. professional service economy, particularly as it affects the Company's target markets. The volume of services provided by the Company generally are lower in periods in which activities of the Company's clients are reduced by economic or other factors. The resulting decline in the Company's revenues from a particular client affects the Company's net income because a large percentage of the Company's costs are fixed, although this effect historically has been more than offset by a growth in revenues from other clients. In addition, clients have imposed pricing pressures on the Company during periods in which their activities are reduced because of their own reduced levels of profitability, thereby adversely affecting the Company's gross margins and results of operations. Again, these pricing pressures have been offset by a growth in revenues and the Company's ability to attract new clients who desire to reduce their expenses by outsourcing certain services to the Company.

 Initial Public Offering

  On November 5, 1996, the Company completed an initial public offering of 2,860,000 shares of Common Stock (the "IPO" or "Offering"), 1,855,000 of which were sold by the Company, and 1,005,000 of which were sold by R.R. Donnelley. Prior to the IPO, the Company was a wholly-owned subsidiary of R.R. Donnelley. Of the $41.7 million of net proceeds to the Company from the IPO, (1) approximately $8.7 million was used in final payment for certain contingent obligations arising from the acquisition of LAN Systems, Inc. ("LANSystems"),
(2) $20.3 million was used in repayment of advances owed R.R. Donnelley, and
(3) approximately $8.1 million was used in repayment of the $8.0 million Dividend Note and accrued interest. The remaining $4.6 million was used for general corporate purposes.

  As a result of the IPO, the number of shares of common stock outstanding increased to 5,005,000 shares (including 5,000 of restricted shares granted to a key executive) from the 3,145,000 shares outstanding prior to the IPO and total equity increased to approximately $50 million.

 Relationship with R.R. Donnelley

  Prior to the Offering, DESI operated as a separate business within R.R. Donnelley. It had relied on R.R. Donnelley for its financing needs and for a number of support services, including legal, tax, insurance, benefits administration, data processing and payroll. As of December 31, 1996, the Company had advances payable to R.R. Donnelley totaling approximately $6.5 million, which includes both the fees related to the Transition Services Agreement and Benefit Administration Services Agreement, as well as amounts funded by R.R. Donnelley on behalf of the Company as specified in the Transition Services Agreement. See Notes 4 and 11 of Notes to the Consolidated Financial Statements of DESI.

  The consolidated 1994 and 1995 financial statements reflect the results of operations, financial position and cash flows of the Company on a carve-out basis; that is, the financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The consolidated 1996 financial statements through the closing of the IPO are also on a carve-out basis. The Company believes that the assumptions underlying all such adjustments are reasonable; however, such consolidated financial statements do not necessarily reflect the results of operations, financial position and cash flows of the Company had the Company operated as a separate entity during the periods presented. Income taxes reflected in such consolidated financial statements through the closing of the IPO were determined as if the Company had filed a separate return.

  The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management and banking and accounts payable services for the Company. The Company is charged fees and expenses for these services, but retains the right to terminate certain services provided under the agreements upon 30 days notice. Fees related to the Transition Services Agreement and Benefit Administration Services Agreement in 1996 were $66,000 and $544,000, respectively.

 Acquisition of LANSystems

  LANSystems was acquired on June 21, 1995 for cash of approximately $16.6 million and certain contingent payment obligations. The acquisition was accounted for as a purchase, with the excess of the purchase price over the fair market value of net assets acquired being allocated to goodwill in the amount of approximately $11.8 million. The goodwill is being amortized over its estimated useful life of 20 years. LANSystems was acquired by R.R. Donnelley and, as such, the Company was not required to provide cash for the acquisition. The earnout provisions resulted in contingent payments of $9.5 million to former LANSystems shareholders and management participants. Payments made to the recipients of the contingent payments have been treated as additional purchase price for LANSystems, resulting in an increase in goodwill of approximately $9.5 million, which will be amortized over the remaining useful life (approximately 19 years).

  The consolidated financial statements for the year ended December 31, 1995 reflect the results of operations of LANSystems commencing on July 1, 1995.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1994     1995(1)   1996
                                                     -------  --------- -------
Revenues
  Business services outsourcing.....................   100.0%     69.3%    59.1%
  Information technology............................     --       30.7     40.9
                                                     -------   -------  -------
    Total revenues..................................   100.0     100.0    100.0
Cost of revenues....................................    80.0      81.7     79.2
                                                     -------   -------  -------
    Gross profit....................................    20.0      18.3     20.8
Selling expenses....................................     6.1       8.4     10.3
General and administrative expenses.................     4.4       7.4      7.3
Amortization of goodwill............................     --        .05      0.8
Special charge......................................     --        --       0.3
                                                     -------   -------  -------
    Earnings from operations........................     9.5       2.0      2.1
Interest expense....................................     0.8       0.8      0.4
                                                     -------   -------  -------
    Earnings before income taxes....................     8.7       1.2      1.7
Income taxes........................................     3.7       0.7      1.1
                                                     -------   -------  -------
    Net income......................................     5.0%      0.5%     0.6%
                                                     =======   =======  =======

--------
(1) The results of operations of LANSystems are included in DESI's consolidated statements of income since July 1, 1995.

 Year ended December 31, 1996 compared to year ended December 31, 1995

  Revenues for the year ended December 31, 1996 totaled $96.5 million, a 46.3% increase over 1995 revenues of $65.9 million. This $30.5 million increase was comprised of a $11.4 million, or 24.9%, increase in business services outsourcing revenues and a $19.1 million increase attributable to information technology services. Business services outsourcing growth was due to a $3.7 million increase in revenues from new clients and a $7.5 million increase in revenues from existing clients. Information technology growth resulted from the inclusion of LANSystems for all of 1996. Revenues from information technology services were comprised of $19.1 million from the resale of hardware and software products and $20.3 million from services.

  Cost of revenues of $76.4 million decreased as a percentage of revenues to 79.2% from 81.7% in 1995 because of an increase in the business services outsourcing margins, offset by a decrease in the information technology services margin. Business services outsourcing margins increased as a result of increased revenues in higher margin services, a decrease in start-up costs, higher productivity at client sites and a reduction in equipment expense due to vendor renegotiations. Information technology services margins decreased as a result of a less than expected LANSystems revenue growth, increased subcontracted labor and lower productivity from new hires.

  Selling expenses increased $4.4 million, or 78.5%, from 1995, and as a percentage of revenues, increased to 10.3% in 1996 from 8.4% in 1995. Selling expenses as a percentage of revenues increased primarily due to the LANSystems acquisition being included for a full year ($3.3 million) and the start up of systems management outsourcing services.

  General and administrative expenses increased $2.1 million, or 43.8%, from 1995 and as a percentage of revenues, decreased to 7.3% in 1996 from 7.4% in 1995. General and administrative expense increased primarily due to the inclusion of LANSystems for the full year ($1.0 million), the closing of the LANSystems' San Diego office ($0.3 million) and an investment in personnel to support revenue growth.

  Amortization of goodwill was $0.8 million, compared to $0.3 million in 1995. The increase was due to the inclusion of the LANSystems acquisition for the entire 1996 year.

  A special charge of $300,000 was recorded in 1996 to reflect the severance agreement related to the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division.

  Interest expense, which primarily related to capital leases and the $8.0 million dividend note to R. R. Donnelley, was offset by interest income earned on the proceeds from the Offering, decreased by $0.1 million.

  The Company's effective income tax rate increased to 63.2% in 1996 from 62.0% in 1995. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and state taxes.

  Net income increased $0.3 million, or 106.3%, to $0.6 million in 1996 as a result of the foregoing factors.

 Year ended December 31, 1995 compared to year ended December 31, 1994

  Revenues for the year ended December 31, 1995 totaled $66.0 million, an 89.8% increase over 1994 revenues of $34.7 million. This $31.3 million increase was comprised of a $11.0 million, or 31.5%, increase in business services outsourcing revenues and $20.2 million in information technology services revenues attributable to the June 1995 acquisition of LANSystems. Business services outsourcing growth was due to a $7.6 million increase in revenues from new clients and a $3.4 million increase in revenues from existing clients. Revenues from information technology services were comprised of $13.4 million from the resale of hardware and software products and $6.9 million from services.

  Cost of revenues of $53.9 million increased as a percentage of revenues to 81.7% from 80.0% in 1994 because of a reduction in color print volumes, competitive pressures, start-up costs associated with new business services outsourcing clients, geographical expansion to the western region of the United States and higher paper prices in 1995, offset in part by the inclusion of LANSystems.

  Selling expenses increased $3.5 million, or 163.7%, from 1994 and as a percentage of revenues increased to 8.4% in 1995 from 6.1% in 1994. Selling expenses as a percentage of revenues increased primarily due to the LANSystems acquisition ($2.8 million), the annualization of a new office opened in 1994 and the hiring of additional sales personnel to support future revenues growth.

  General and administrative expenses grew $3.3 million, or 216.0%, from 1994 and as a percentage of revenues grew to 7.4% in 1995 from 4.4% in 1994. This increase was primarily due to the LANSystems acquisition ($2.5 million) and an investment in personnel to support revenue growth.

  Amortization of goodwill was $0.3 million, compared to no such expense in 1994. The increase was due to the LANSystems acquisition.

  Interest expense, all of which related to capital leases, increased by $0.2 million because the Company had higher average outstanding levels of capital lease obligations in 1995, which resulted from additional client sites.

  The Company's effective income tax rate increased to 62.0% in 1995 from 42.4% in 1994. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and state taxes. The increase in the effective tax rate in 1995 reflects the effect of nondeductible goodwill amortization and the decrease in pretax income.

  Net income decreased $1.4 million, or 81.4%, to $0.3 million in 1995 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the completion of the IPO, the Company funded its operations, capital expenditures and acquisitions through cash flows from operations, amounts advanced interest-free from R.R. Donnelley and the sale of its business services outsourcing accounts receivable to a subsidiary of R.R. Donnelley. These receivables were sold without recourse and the Company was not charged any factoring cost. During the years ended December 31, 1994, 1995 and 1996, the Company factored $33.9 million, $44.8 million and $45.1 million of receivables, respectively. Factored receivables that remain uncollected were $14.6 million and $3.5 million at December 31, 1995 and 1996, respectively, and are excluded from DESI's consolidated balance sheets. The arrangement pursuant to which the Company sold such receivables to a subsidiary of R.R. Donnelley was terminated on December 16, 1996.

  On October 30, 1996, the Company entered into a credit agreement with Harris Trust and Savings Bank (the "Bank") (the "Credit Agreement") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in three years and will bear interest
(i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio. The Credit Facility contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company has historically not paid interest with respect to the advances it received from R.R. Donnelley. The Company's interest expense will increase as the Company borrows under the Credit Facility. At December 31, 1996, the Company was in compliance with all debt covenants and there were no borrowings outstanding under the Credit Agreement.

  The Company had net usage of cash from operations of $8.4 million during the year ended December 31, 1996, as compared to cash provided by operations of $3.9 million in 1995. The usage in 1996 was primarily due to an increase in receivables of $14.9 million. This increase is due to revenue growth and because information technology clients were not invoiced for October and November services until late December. Capital expenditures increased $3.2 million to $7.3 million in 1996 from $4.1 million in 1995, primarily due to new client site start-ups and investment in the Company's financial and operating management system that is being implemented. Cash was also used to pay $9.5 million of LANSystems contingent payments. For the year ended December 31, 1996, the Company had $33.5 million of cash provided by financing activities, primarily from the net proceeds from the Offering, net of payments to related party.

  For the year ended December 31, 1996, operating cash flow (net income plus depreciation and amortization of $4.5 million) was $5.1 million, up from $3.8 million the prior year. The Company believes cash flows from operations and the Credit Facility will be sufficient to fund during the term of the Credit Facility its ongoing operations, continued growth and investment, including acquisitions.

CAUTIONARY STATEMENTS REGARDING FUTURE-LOOKING STATEMENTS

  This Annual Report on Form 10-K is among certain communications by the Company that contain forward-looking statements, including statements regarding the Company's financial position, results of operations and market position. These forward-looking statements are based on the Company's estimates, assumptions, projections and current expectations. The Company hereby notes several important factors that could cause the Company's actual results and other matters to differ materially from the results, projections and expectations expressed in the forward-looking statements.

  Dependence on Key Clients. The loss of any one of the Company's major clients could have a material adverse effect on the Company's business, operating results or financial condition, in part because recommendations from satisfied clients are critical to the Company's success in attracting new clients.

  Dependence on Ability to Manage Growth. The Company's future performance and profitability will depend, in large part, on its ability to manage its growth, particularly with respect to its decentralized workforce, which will require DESI to continue to improve its operational, financial and other internal systems and the training, motivation and management of its employees.

  Sensitivity to Fluctuations in Professional Service Economy. The Company's business and results of operations are sensitive to the state of the U.S. professional service economy, particularly as it affects the Company's target markets. The volume of services provided by the Company generally are lower in periods in which activities of the Company's clients are reduced by economic or other factors.

  Risks Associated with Performance of Information Technology Projects. Most of DESI's engagements to provide information technology services involve projects that are critical to the operations of its clients' businesses and that provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of a particular project could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. The majority of the Company's information technology projects are priced on a fixed-fee basis and contain scope of work and acceptance criteria for identifying project completion.

  Focus on Limited Target Markets. The Company focuses the marketing of its services primarily on large law firms, investment banks and accounting firms, and, therefore, the number of potential clients within the Company's target markets is limited. Within these markets the Company faces several barriers to its ability to increase revenues. Because of the limited number of organizations in the Company's target markets, the need to overcome these barriers with respect to any one potential client is greater than it would be if the Company's target markets were larger.

  Ability to Grow through Introduction of New Services. The Company's business strategies include growth through the introduction of new services, including systems management outsourcing, that expand on the Company's expertise in business services outsourcing and information technology services. There can be no assurance that DESI will be able to market successfully or operate profitably any new services, or that the failure to perform such new services satisfactorily would not adversely affect the Company's reputation as a premier provider of information management services.

  Dependence on Ability to Anticipate Technological Advances. The success of DESI's information technology services will depend, to a large extent, on its ability to anticipate and develop solutions that keep pace with changes in information processing technology, evolving industry standards and changing client preferences. In addition, there can be no assurance that products or technologies developed by third parties will not render the information technology services of the Company noncompetitive or obsolete.

  Risks Associated with Integration of LANSystems and Growth through Future Acquisitions. The Company's business strategies include growth through acquisitions of businesses that meet client and market demands for an expanded geographic presence, new services or enhanced skills. The Company's experience of acquiring and integrating businesses is limited to its acquisition of LANSystems in June 1995. The integration of LANSystems into the Company's operations is not complete and there can be no assurance that the integration of LANSystems' business will be completed successfully or that DESI's management will be successful in managing the combined operations. There can be no assurance that the Company will be successful in identifying potential acquisitions or that, if identified, the acquisitions will be consummated on acceptable terms or that any acquired assets or business will be integrated successfully into the Company's operations.

  Variability of Quarterly Results. The Company's quarterly operating results will continue to be subject to variation, depending upon factors such as the mix of business among the Company's services; the cost of materials, labor and technology, particularly in connection with the delivery of business services; the costs associated with initiating new outsourcing contracts or opening new offices; the economic condition of the Company's target markets; and the costs of acquiring and integrating new businesses.

  Need to Attract and Retain Key Personnel in Highly Competitive Marketplace. The Company's performance depends, to a large extent, on the continued service of its key technical employees and client managers and its ability to continue to attract, retain and motivate such personnel. The inability to attract, retain and motivate such personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

  Dependence on Senior Management. The Company's success depends, in part, on its ability to retain its key executive officers, including Rhonda I. Kochlefl, Chief Executive Officer, and Leo S. Spiegel, Chief Technology Officer, and the effective performance of such executive officers. The loss of one or more of the Company's key executive officers could have a material adverse effect on the Company and its prospects.

  Lack of Operating History as a Stand-Alone Entity. Prior to the IPO, the Company operated as a separate business within R.R. Donnelley. In addition, prior to the Offering, the Company did not have its own stand-alone capital structure, including levels of indebtedness typically associated with a stand-alone entity in the Company's industry, and, therefore, did not manage its own working capital borrowings. Although the Company has established new policies and procedures applicable to the operation of a public company, there can be no assurance that the Company will be able to manage successfully the additional obligations of being a public company.

  Financial Statement Presentation. Certain of the Company's consolidated financial statements and other financial data appearing in this Annual Report on Form 10-K reflect the results of operations, financial position and cash flows of the Company on a carve-out basis and are derived from the historical financial statements and financial data of the Company. The financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, the consolidated financial statements do not necessarily reflect the expenses and liabilities that would have been incurred by the Company operating as a stand-alone entity.

  Principal Stockholder; Potential Conflicts of Interest; Possible Future Sales of Common Stock by R.R. Donnelley. R.R. Donnelley holds 42.8% of the outstanding Common of the Company. Consequently, R.R. Donnelley is able to significantly influence such actions as the election of directors of the Company, the approval of matters submitted for stockholder approval or preventing a potential takeover (even if advantageous to the other stockholders). Currently, two of the five members of the Board of Directors of the Company are officers of R.R. Donnelley. Any officer of R.R. Donnelley who serves as a director of the Company may have conflicts of interest in addressing business opportunities and strategies with respect to which the Company's and R.R. Donnelley's interests differ. Except with respect to agreements and transactions between the Company and R.R. Donnelley, the Company and R.R. Donnelley have not adopted any formal procedures designed to assure that conflicts of interest will not occur or to resolve any such conflicts that do occur.

  Subject to certain restrictions, R.R. Donnelley may sell any and all of the shares of Common Stock currently owned by it. No prediction can be made as to the effect, if any, that future sales of Common Stock, or the availability of Common Stock for future sale, will have on the market price of the Common Stock prevailing from time to time.

  Reference is also made to the Company's Registration Statement (No. 333-10127) under "Risk Factors" for a more detailed discussion of the foregoing and other factors that may affect the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Part IV, Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information required by Item 10 of this Annual Report on Form 10-K regarding directors is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. The information required by Item 10 of this Annual Report on Form 10-K regarding officers is included at the end of Part I of this Annual Report on Form 10-K. Other information required by Item 10 of this Annual Report on Form 10-K regarding both directors and officers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Compensation and Other Information Concerning Directors and Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Ownership of Capital Stock" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements
   See "Financial Statements" set forth below.

  2. Financial Statement Schedules:

   The following financial statement schedule is included as part of this Annual Report on Form 10-K immediately following the signature page:

   Schedule II--Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3. Exhibits:

      3.1      First Amended and Restated Certificate of Incorporation of the
                Company.(1)
      3.2      By-laws of the Company.(1)
     10.1      Transition Services Agreement between the Company and R.R.
                Donnelley.(1)
     10.2      Benefit Administration Services Agreement between the Company and R.R. Donnelley.(1)
     10.3      Tax Allocation and Indemnification Agreement between the Company and R.R. Donnelley.(1)
     10.4      Employment Agreement between Rhonda I. Kochlefl and the
                Company.(1)(2)
     10.5      Employment Agreement between Leo S. Spiegel and the
                Company.(1)(2)
     10.6      Employment Agreement between Luke F. Botica and the Company.(2)
     10.7      Employment Agreement between Linda A. Finkel and the Company.(2)
     10.8      Severance Agreement between Thomas P. Bradbury and the
                Company.(1)(2)
     10.9      1996 Broad-Based Employee Stock Plan.(1)(2)
     10.10     Agreement of Merger among R.R. Donnelley & Sons Company,
                Donnelley DBS, Inc. and LAN Systems, Inc.(1)
     10.11     Form of Credit Agreement among the Company, as Borrower, and the
                Banks named therein.(1)
     10.12     1997 Non-Employee Director Stock Plan.(2)
     10.13     Amended and Restated 1996 Stock Incentive Plan.(2)
     10.14     1997 Employee Stock Purchase Plan.
     11.1      Computation of Earnings Per Share of Common Stock.
     23.1      Consent of Arthur Andersen LLP.
     24.1      Powers of Attorney of Luke F. Botica, Leo S. Spiegel, Daniel I.
                Malina, Charles F. Moran and W. Ed Tyler.
     27.1      Financial Data Schedule.

--------
 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
 (2) Indicates a management contract or compensatory plan or agreement.
(b) Reports on Form 8-K
  No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1996.

(c) Exhibits

  See Item 14(a)3 above.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Financial Statements of Donnelley Enterprise Solutions
 Incorporated:
  Report of Independent Public Accountants................................ F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1996............ F-3
  Consolidated Income Statements for the Years Ended December 31, 1994,
   1995, and 1996......................................................... F-4
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended December 31, 1994, 1995, and 1996................................ F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1994, 1995, and 1996................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Donnelley Enterprise Solutions Incorporated:

  We have audited the accompanying consolidated balance sheets of DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelley Enterprise Solutions Incorporated as of December 31, 1996 and 1995, and the results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 21, 1997

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                            ASSETS
Current Assets:
  Cash and equivalents......................................... $   652 $ 8,910
  Accounts receivable, less allowances for doubtful accounts of
   $607 in 1995 and $460 in 1996...............................   9,674  21,228
  Unbilled receivables.........................................   1,473   4,847
  Inventories..................................................   3,574   4,144
  Prepaid expenses and other current assets....................     488   1,728
  Income tax receivable........................................   1,188   1,533
  Deferred income taxes........................................   1,222     867
                                                                ------- -------
    Total current assets.......................................  18,271  43,257
Property and equipment, net, at cost...........................   9,075  12,646
Deferred income taxes..........................................     780     --
Goodwill, net..................................................  11,511  20,213
Other noncurrent assets........................................      59      60
                                                                ------- -------
    Total assets............................................... $39,696 $76,176
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................... $   --  $   --
  Capital lease obligations, current portion...................   1,347   1,162
  Advances due to related party................................   4,672   6,455
  Accounts payable.............................................   6,321   7,633
  Accrued salary and benefits..................................   3,046   2,280
  Accrued other expenses.......................................   1,652   2,010
  Customer prepayments.........................................   3,538   4,434
  Deferred revenues............................................   1,332   1,134
                                                                ------- -------
    Total current liabilities..................................  21,908  25,108
                                                                ------- -------
Noncurrent Liabilities:
  Capital lease obligations....................................   1,778   1,305
  Deferred taxes...............................................     --      311
  Other noncurrent liabilities.................................     253     --
                                                                ------- -------
    Total noncurrent liabilities...............................   2,031   1,616
                                                                ------- -------
Shareholders' equity:
  Common stock--$.01 par value, 15,000,000 authorized Shares;
   3,145,000 and 5,005,000 issued and outstanding at December
   31, 1995
   and 1996, respectively......................................      31      50
  Preferred stock--$.01 par value, 1,000,000 authorized Shares;
   none issued and outstanding.................................     --      --
  Additional paid-in capital...................................  15,726  49,399
  Retained earnings............................................     --        3
                                                                ------- -------
    Total shareholders' equity.................................  15,757  49,452
                                                                ------- -------
    Total liabilities and shareholders' equity................. $39,696 $76,176
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------- ------- -------
Business services outsourcing revenues................. $34,745 $45,684 $57,048
Information technology revenues........................     --   20,260  39,416
                                                        ------- ------- -------
    Total revenues.....................................  34,745  65,944  96,464
Cost of revenues.......................................  27,800  53,900  76,354
                                                        ------- ------- -------
    Gross profit.......................................   6,945  12,044  20,110
Selling expenses.......................................   2,110   5,563   9,929
General and administrative expenses....................   1,540   4,866   6,995
Amortization of goodwill...............................     --      295     804
Special charge.........................................     --      --      300
                                                        ------- ------- -------
    Earnings from operations...........................   3,295   1,320   2,082
Interest expense, net..................................     283     522     384
                                                        ------- ------- -------
    Earnings before income taxes.......................   3,012     798   1,698
Income taxes...........................................   1,277     495   1,073
                                                        ------- ------- -------
    Net income......................................... $ 1,735 $   303 $   625
                                                        ======= ======= =======
Pro forma earnings per share........................................... $   .12
                                                                        =======
Pro forma Common Shares outstanding....................................   5,005
                                                                        =======


          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              ADDITIONAL               TOTAL
                                       COMMON  PAID-IN   RETAINED  SHAREHOLDERS'
                                       STOCK   CAPITAL   EARNINGS     EQUITY
                                       ------ ---------- --------  -------------
Balance at December 31, 1993..........   --        --        --           --
  Net income..........................   --        --      1,735        1,735
  Repayments to related party.........   --        --     (1,735)      (1,735)
                                        ----   -------   -------      -------
Balance at December 31, 1994..........   --        --        --           --
  Net income..........................   --        --        303          303
  Contribution of LANSystems from
   related party......................    31    15,726       --        15,757
  Repayments to related party.........   --        --       (303)        (303)
                                        ----   -------   -------      -------
Balance at December 31, 1995..........    31    15,726       --        15,757
  Net income..........................   --        --        625          625
  Initial public offering proceeds,
   net of expenses....................    19    41,673       --        41,692
  Dividend to related party...........   --     (8,000)     (622)      (8,622)
                                        ----   -------   -------      -------
Balance at December 31, 1996..........  $ 50   $49,399   $     3      $49,452
                                        ====   =======   =======      =======


          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1994      1995      1996
                                                  -------  --------  --------
Cash flows provided by (used in) operating
 activities:
  Net income..................................... $ 1,735  $    303  $    625
  Depreciation and amortization..................   2,297     3,446     4,492
  Amortization of goodwill.......................     --        295       804
  Net changes in assets and liabilities..........   2,653      (109)  (14,289)
                                                  -------  --------  --------
      Net cash provided by (used in) operating
       activities................................   6,685     3,935    (8,368)
                                                  -------  --------  --------
Cash flows used in investing activities:
  Capital expenditures...........................  (2,081)   (4,084)   (7,347)
  Acquisition of LANSystems by related party.....           (16,633)      --
  LANSystems contingent payments.................     --        --     (9,506)
                                                  -------  --------  --------
      Net cash used in investing activities......  (2,081)  (20,717)  (16,853)
                                                  -------  --------  --------
Cash flows (used for) provided by financing
 activities:
  Advances (to) from related parties, net........  (1,990)    4,481     1,783
  Repayments/dividend to related party...........  (1,735)     (303)   (8,622)
  Contribution of LANSystems from related party..     --     15,757       --
  Net proceeds from the initial public offering..     --        --     41,692
  Principal payments on capital leases...........    (879)   (1,301)   (1,374)
  Principal payments on borrowings...............     --     (1,200)      --
                                                  -------  --------  --------
      Net cash (used for) provided by financing
       activities................................  (4,604)   17,434    33,479
                                                  -------  --------  --------
Net increase in cash and equivalents............. $   --   $    652  $  8,258
Cash and equivalents, at beginning of period.....     --        --        652
                                                  -------  --------  --------
Cash and equivalents, at end of period........... $   --   $    652  $  8,910
                                                  =======  ========  ========
The changes in assets and liabilities, net of
 balances assumed through acquisitions, were as
 follows:
  Decrease (increase) in assets--
    Receivables, net............................. $  (964) $ (1,667) $(14,928)
    Inventories..................................     (62)      543      (570)
    Prepaid expenses and other...................      (5)      (24)   (1,240)
    Income tax receivable........................     --       (196)     (345)
    Deferred income taxes........................    (120)     (496)    1,135
    Other noncurrent assets......................     --         (3)       (1)
  Increase (decrease) in liabilities--
    Accounts payable.............................     385       671     1,312
    Accrued salary and benefits..................     368     1,081      (766)
    Accrued other expenses.......................     (43)    1,214       358
    Customer prepayments.........................   3,094       444       896
    Deferred revenues............................     --     (1,917)     (198)
    Deferred taxes...............................     --        --        311
    Other noncurrent liabilities.................     --        241      (253)
                                                  -------  --------  --------
      Net change in assets and liabilities....... $ 2,653  $   (109) $(14,289)
                                                  =======  ========  ========
Cash paid during the period for:
  Interest....................................... $   283  $    522  $    427
  Income taxes...................................     --         86       --
                                                  =======  ========  ========
Supplemental non-cash investing and financing
 activities:
  Capital leases................................. $ 2,052  $    581  $    716
                                                  =======  ========  ========

          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS:

  Donnelley Business Services ("DBS") was an unincorporated business unit of R.R. Donnelley & Sons Company ("R.R. Donnelley") from its organization in 1988 through December 31, 1995. On June 21, 1995, R.R. Donnelley acquired LAN Systems, Inc. ("LANSystems") in a business combination accounted for as a purchase (see Note 14 for further discussion). Following the acquisition, LANSystems was a wholly owned subsidiary of R.R. Donnelley and was operated together with DBS. Effective January 1, 1996, R.R. Donnelley contributed the assets and liabilities of DBS to LANSystems and LANSystems changed its name to Donnelley Enterprise Solutions Incorporated ("DESI"). The accompanying financial statements have been restated to reflect the consolidation of entities under common control by R.R. Donnelley since the date of acquisition of LANSystems. LANSystems is included in the results of operations of the accompanying financial statements since July 1, 1995. DESI and its wholly owned subsidiaries are collectively referred to herein as the "Company."

  On November 5, 1996, the Company completed an initial public offering of 2,860,000 shares of Common Stock (the "IPO" or "Offering"), 1,855,000 of which were sold by the Company, and 1,005,000 of which were sold by R.R. Donnelley. Of the $41.7 million of net proceeds to the Company from the IPO, (1) approximately $8.7 million was used in final payment for certain contingent obligations arising from the acquisition of LANSystems, (2) $20.3 million was used in repayment of advances owed R.R. Donnelley, and (3) approximately $8.1 million was used in repayment of the $8.0 million Dividend Note and accrued interest. The remaining $4.6 million was used for general corporate purposes.

  The Company is a single-source provider of integrated information management services to professional service providers, primarily large law firms, investment banking firms and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers two general categories of services: business services outsourcing and information technology services. The Company's business services outsourcing offerings include document services, such as reprographic, networked and color printing, mailroom and facsimile services; word processing and desktop publishing; and imaging. The Company's information technology services include systems integration, consulting, systems management outsourcing and software development.

2. SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Consolidation

  The consolidated financial statements include all accounts of the Company. All material intercompany balances and transactions are eliminated in consolidation.

 Revenue Recognition and Deferred Revenues

  Business Services Outsourcing--The Company recognizes revenues related to its outsourcing business upon rendering of service. All outsourcing contracts are billed on a monthly basis. At December 31, 1995 and 1996, unbilled revenues amounted to $150,000 and $71,000, respectively.

  Information Technology Services--For system management contracts revenues are recognized upon rendering the services. For material information technology projects with a duration of three months or longer that require installation, system design and integration, the Company recognizes revenue under the percentage-of-completion method, using labor efforts incurred to date in relation to estimated total labor costs of the contracts to measure stage of completion. The cumulative effects of revisions of estimated total labor costs and revenues

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED are recorded in the period in which the facts requiring the revision become known. When a loss is anticipated on a contract, the full amount thereof is provided currently. Claims, including change orders, are reflected at estimated recoverable amounts. At December 31, 1995 and 1996, estimated revenue in excess of billings on uncompleted contracts amounted to $1,323,000 and $4,776,000, respectively.

  For all other information technology projects, the Company recognizes revenue upon substantial completion of the project.

  Amounts billed for systems maintenance contracts are recorded as deferred revenue and recognized in revenue over the term of the contract on a straight-line basis.

 Cash Equivalents

  The company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

 Inventories

  Inventories consist of materials and supplies and are carried at the lower of weighted average cost or market.

 Property and Equipment--Capitalization and Depreciation

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on useful lives of 2 to 8 years. Maintenance and repair costs are charged to expense as incurred. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting profit or loss is recognized in income.

  Leasehold improvements are amortized over the life of the related lease. Leased capitalized assets are depreciated over the life of the related lease or the normal useful life of the asset, whichever is lower.

 Goodwill--Capitalization and Amortization

  Goodwill consists of the excess of purchase price over the fair market value of net assets acquired as a result of the acquisition of LANSystems on June 21, 1995. The goodwill is amortized over its estimated useful life of 20 years. Accumulated amortization at December 31, 1995 and 1996, was $295,000 and $1,099,000, respectively.

 Impairment of Long-Lived Assets

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121--"Accounting for the Impairment of Long-Lived Assets" effective January 1, 1995. In accordance with the requirements of SFAS No. 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company has not recognized any material impairment losses for the years ended December 31, 1995 and 1996.

 Research and Development

  Research and development expenditures are charged to earnings as incurred and amounted to $895,000, $1,274,000, and $1,206,000 for the years ended December 31, 1994, 1995, and 1996, respectively. These costs are reflected in the Company's consolidated statements of income as cost of revenues and general and administrative expenses.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

 Income Taxes

  For the years ended December 31, 1994 and 1995, and for the period beginning January 1, 1996 and ending November 4, 1996, the Company is included in the consolidated federal income tax return of R.R. Donnelley. The Company will file a short period return for the period beginning November 5, 1996 and ending December 31, 1996 on a stand alone basis. The consolidated tax provision is presented as if the Company filed a separate tax return for the full year. Deferred taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income calculated in a given year and the bases of assets and liabilities, in accordance with SFAS No. 109--"Accounting for Income Taxes." Income taxes through the completion of the IPO were paid by R.R. Donnelley on behalf of the Company.

 Fair Value of Financial Instruments

  In accordance with the reporting requirements of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

 Use of Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company's contract revenues related to information technology projects are recognized using the percentage of completion method. Under this method, estimated contract revenues are recorded based on management's estimates and assumptions (see Note 2--Information Technology Services for further discussion). Actual results could differ from those estimates.

3. SIGNIFICANT CLIENTS:

  A majority of the Company's revenues are attributable to clients operating in the professional services industry. For the year ended December 31, 1994, one client accounted for approximately 15% of the Company's revenues. For the years ended December 31, 1995, no clients accounted for greater than 10% of the Company's revenues. For the year ended December 31, 1996, one client accounted for approximately 11% of the Company's revenues.

4. TRANSACTIONS WITH R. R. DONNELLEY & SONS COMPANY:

  Related-party transactions with R.R. Donnelley not disclosed elsewhere in the financial statements are as follows:

 Accounts Receivable Sold Without Recourse

  The Company sold certain accounts receivable, without recourse, to R.R. Donnelley Receivables, Inc. ("DRI"), a wholly owned subsidiary of R.R. Donnelley. The amount of the receivables sold was directly offset against the advances due to related party. The Company was not charged for any factoring costs related to these receivables and, therefore, the financial statements do not include any charge for factoring costs. During the years ended December 31, 1994, 1995 and 1996 the Company factored $33.9 million, $44.8 million and $45.1 million of receivables to DRI, respectively. Factored receivables that remain uncollected by DRI were $14.6 million and $3.5 million at December 31, 1995 and 1996, and are excluded from the accompanying consolidated balance sheets.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

  As of December 16, 1996 the Company terminated the factoring agreement and no longer factors any of its receivables.

 Employee Benefit Programs

  The Company's employees participated in various employee benefit programs that were sponsored by R.R. Donnelley, including those employees acquired in connection with the acquisition of LANSystems who began participating in all such programs other than the defined benefit pension plan as of January 1, 1996 and, with respect to the defined benefit pension plan, as of June 21, 1995. The employee benefit programs sponsored by R.R. Donnelley included medical, dental and life insurance, workers' compensation and a defined benefit pension plan. The Company reimbursed R.R. Donnelley for its proportionate cost of these programs based on historical experience and relative headcount. The Company recorded expense related to the reimbursement of these costs of approximately $0.9 million, $1.9 million and $2.4 million in the years ended December 31, 1994, 1995 and 1996, respectively. The costs were charged to cost of revenues, selling expense and general and administrative expense based on the number of employees in each of these categories. The Company believes its allocation of the proportionate cost is reasonable. R.R. Donnelley is liable for all payments under these programs and, thus, no liability for these benefits has been reflected on the accompanying consolidated balance sheet.

  The weighted average discount rate used in determining the actuarial present value of the benefit obligation for the defined benefit pension plan was 8.5%, 7.25% and 7.5% for the years ended December 31, 1994, 1995 and 1996, respectively. The rate of increase in future compensation levels assumed was 4% for 1994, 1995 and 1996. The expected long-term rate of return on plan assets was 9.5% for all three years.

  On May 1, 1996, the Company terminated its participation in the R.R. Donnelley defined benefit pension plan. R.R. Donnelley has retained all assets and liabilities related to the plan.

  Effective January 1, 1997, the Company offered employees a 401(k) savings plan with the Company matching a portion of the amounts contributed by employees.

 Postretirement Medical and Life Insurance Benefits

  The Company's employees participated in a postretirement benefit program sponsored by R.R. Donnelley, including those employees acquired in connection with the acquisition of LANSystems, who began participating as of January 1, 1996. This plan provided certain postretirement medical and life insurance benefits. The Company reimbursed R.R. Donnelley for its proportionate cost of these programs based on an estimation of the proportionate costs attributable to its employees. The Company recorded expense related to the reimbursement of these costs of approximately $67,000, $101,000 and $36,000 in the years ended December 31, 1994, 1995 and 1996, respectively. R.R. Donnelley is liable for all payments under these programs and, thus, no liability for these benefits has been reflected on the accompanying consolidated balance sheet.

  On May 1, 1996, the Company terminated its participation in the R.R. Donnelley postretirement medical and life insurance benefits plan. R.R. Donnelley has retained all liabilities related to the plan.

 Corporate Services

  Prior to the completion of the IPO, R.R. Donnelley provided certain support services to the Company including legal, tax, benefits administration, data processing, internal audit and payroll services. These charges were allocated by R.R. Donnelley to the Company based on various formulas which reasonably approximate the actual costs incurred. The corporate assessments recorded by the Company for these allocations in the accompanying consolidated income statements were approximately $500,000, $650,000 and $863,000 for the

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED years ended December 31, 1994, 1995, and 1996 respectively. The amounts allocated by R.R. Donnelley are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R.R. Donnelley. However, the Company believes that the allocation is reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

 Sales Through R.R. Donnelley

  The Company sold services to clients who are also clients of R.R. Donnelley. For some of these sales, an R.R. Donnelley salesman would assist the Company in making the initial client contact and executing the transaction. To compensate for these services, the Company paid a commission fee to the respective R.R. Donnelley salesman. Management believes these commission fees approximated the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R.R. Donnelley. Total commissions expense related to these sales approximated $77,000, $65,000 and $43,000 for the years ended December 31, 1994, 1995 and 1996 respectively. The sales to which these commissions relate approximated $5,653,000, $6,027,000, and $3,936,000, respectively. The Company sold information technology services and products to R.R. Donnelley. These sales approximated $955,000 and $2,038,000 for the period July 1, 1995 through December 31, 1995 and the twelve-month period ended December 31, 1996, respectively. The receivables from R.R. Donnelley related to these sales are reflected in the advances due to related party discussed in Note 11.

 Stock Purchase Plan

  The Company participated in a stock purchase plan for selected managers and key staff employees which was sponsored by R.R. Donnelley. Under the plan, the Company was required to contribute an amount equal to 70% of participants' contributions, of which 50% was applied to the purchase of R.R. Donnelley common stock and 20% is paid in cash. Amounts charged to expense by the Company for this plan were $28,600 and $135,000 for the years ended December 31, 1994 and 1995, respectively. Effective July 1, 1995, employees acquired in connection with the acquisition of LANSystems participated in these stock purchase plan benefits. Due to the fact that the plan terminated upon the completion of the initial public offering, no expense was recorded for the year ended December 31, 1996.

 Impact of Operating as a Stand-Alone Entity

  The accompanying financial statements reflect the Company's costs of doing business, including expenses incurred by R.R. Donnelley on the Company's behalf in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55. However, the Company estimates it would have incurred increased expenses as a stand-alone company as well as other incremental public company expenses.

5. PRO FORMA EARNINGS PER SHARE

  The pro forma earnings per share calculation set forth below does not reflect the actual weighted average shares outstanding during the years ended December 31, 1995 and 1996, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for these years (in thousands, except per share data):

                                                                   1995   1996
                                                                  ------ ------
   Net income.................................................... $  303 $  625
   Pro forma earnings per share..................................   0.06   0.12
   Pro forma common shares outstanding...........................  5,005  5,005

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

6. PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              -------  --------
   Machinery and equipment................................... $10,722  $ 18,211
   Capital leases............................................   6,715     7,089
   Leasehold improvements....................................     757       541
                                                              -------  --------
     Total property and equipment............................  18,194    25,841
   Accumulated depreciation and amortization.................  (9,119)  (13,195)
                                                              -------  --------
     Net property and equipment.............................. $ 9,075  $ 12,646
                                                              =======  ========

  Depreciation and amortization expense of property and equipment included in the accompanying consolidated income statements was $2,297,000, $3,446,000, and $4,492,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

7. LEASE OBLIGATIONS:

  The Company leases office space and various office equipment. These leases are mainly accounted for as operating leases. Rental costs under operating lease agreements approximated $3,928,000, $6,065,000 and $8,157,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company leases a significant amount of equipment used at its business services outsourcing sites. The leases are mainly accounted for as capital leases. The gross amounts of property and equipment representing capital leases in the accompanying consolidated balance sheets at December 31, 1995 and 1996 were approximately $6,715,000 and $7,089,000, respectively. Similar amounts for accumulated amortization were $3,831,000 and $4,818,000, respectively. Amortization of capital lease assets is included in depreciation and amortization expense of property and equipment.

  Minimum future lease obligations at December 31, 1996, are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                               LEASES   LEASES
                                                              --------- -------
     Period ending December 31--
       1997..................................................  $1,238   $1,312
       1998..................................................   1,187      830
       1999..................................................     797      513
       2000..................................................     497      216
       2001 and thereafter...................................     536       28
                                                               ------   ------
         Total minimum payments..............................  $4,255   $2,899
                                                               ======
     Less: Amount representing interest......................             (432)
                                                                        ------
     Present value of minimum lease payments.................           $2,467
                                                                        ======

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

8. SPECIAL CHARGE:

  The Company recorded a charge of $300,000 in the twelve months ended December 31, 1996 to reflect the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division. The Company and Mr. Bradbury entered into a severance agreement pursuant to which the Company agreed to continue paying Mr. Bradbury his salary through June 21, 1997, pay him a pro-rated bonus for 1996 and permit him to participate in the Company's employee benefit plans through such date.

9. CREDIT AGREEMENT:

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on October 30, 1996. The credit agreement will be used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs, and for continued growth and investment. Amounts available under the facility will not exceed a percentage of the Company's billed and unbilled accounts receivable, and borrowings will mature in three years and bear interest (i) at the prime rate announced by the bank acting as agent under the facility or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio. The commitment fee for the year ended December 31, 1996 was $7,700. No borrowings were outstanding at December 31, 1996.

  The facility contains customary financial and other covenants, including requirements to (i) maintain a minimum consolidated net worth of not less than 80% of consolidated net worth on November 6, 1996 plus 50% of consolidated net income for each fiscal quarter; (ii) a minimum fixed charge coverage ratio of not less than 1.5 to 1; (iii) and a funded debt to cash flow ratio of not more than 2.5 to 1, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company was in compliance with all debt covenants as of December 31, 1996. The facility may be extended an additional year upon receipt of notice by the Administrative Agent before the second, third and fourth anniversary dates of the Agreement and terminates in full on November 5, 1999.

10. COMMITMENTS AND CONTINGENCIES:

  The Company is party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company. A former client filed suit against the Company in 1996 and the Company filed a counter claim in 1997. The Company is of the opinion that the claim and the related counterclaim will not have a material impact on the results of operations of the Company in the period in which resolved.

11.  ADVANCES DUE TO A RELATED PARTY:

  Advances due to related party represent advances from R.R. Donnelley to fund operating and investing activities, net of cash advanced to R.R. Donnelley from operating cash flows generated by the Company. Advances owed to R.R. Donnelley are non-interest bearing. The advances outstanding upon the completion of the IPO were paid in full at November 4, 1996 with proceeds from the offering.

  Advances due to related party as of December 31, 1996 relate to services provided to the Company by R.R. Donnelley under the Transition Services Agreement and the Benefit Administration Agreement. Under these agreements, R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management and banking and accounts payable services for the Company. The Company is charged fees and expenses for these services, but retains the right to terminate certain services provided under the agreements upon 30 days notice. Of the approximately $6.5 million

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED due to R.R. Donnelley as of December 31, 1996, approximately $66,000 and $544,000 relate to fees under the Transition Services Agreement and Benefit Administration Agreement, respectively. The remaining balance reflects cash fundings made on behalf of the Company by R.R. Donnelley under the Transition Services Agreement.

  The Transition Services Agreement terminates on December 31, 1997 for all services other than cash management and tax. The Company has retained the right to request an extension of the agreement beyond the termination date provided it notifies R.R. Donnelley forty-five days in advance. The Benefit Administration Agreement terminated on December 31, 1996.

12. INCOME TAXES:

  The components of the provision for income taxes are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994     1995      1996
                                                    --------  -------  --------
   Federal--
     Current....................................... $  1,133  $   884  $   (306)
     Deferred......................................      (87)    (478)      963
   State--
     Current.......................................      264      107       (67)
     Deferred......................................      (33)     (18)      483
                                                    --------  -------  --------
       Total provision............................. $  1,277  $   495  $  1,073
                                                    ========  =======  ========

  A reconciliation of the effective tax rate from the statutory U.S. federal income tax rate of 34% is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
   Federal rate......................................    34.0%    34.0%    34.0%
   State taxes.......................................     7.7     11.2     11.4
   Goodwill amortization.............................     --      11.3     13.8
   Meals and entertainment...........................     0.7      5.4      4.1
   Other.............................................     --       0.1     (0.1)
                                                      -------  -------  -------
     Effective tax rate..............................    42.4%    62.0%    63.2%
                                                      =======  =======  =======

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

  The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax asset, which is classified between current and long-term in the accompanying consolidated balance sheets (in thousands):

                                                                 DECEMBER 31,
                                                                 ---------------
                                                                  1995    1996
                                                                 -------  ------
   Vacation liability........................................... $    50  $ 162
   Payroll and related liabilities..............................     442    136
   Allowance for doubtful accounts..............................     252    140
   Inventory....................................................     396    328
   Revenue recognition..........................................     (33)   (42)
   Miscellaneous, other.........................................     115    143
                                                                 -------  -----
     Total net current deferred tax asset.......................   1,222    867
                                                                 -------  -----
   Accumulated depreciation.....................................     573    593
   Reserves and accruals not deductible until paid..............     213     35
   LANSystems contingent payments...............................     --    (926)
   Miscellaneous, other.........................................      (6)   (13)
                                                                 -------  -----
     Total net noncurrent deferred tax asset (liability)........     780   (311)
                                                                 -------  -----
     Total...................................................... $ 2,002  $ 556
                                                                 =======  =====

  The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods.

  Taxes payable through November 4, 1996 were included in advances due to R.R. Donnelley.

13. STOCK-BASED COMPENSATION PLANS

  The Company has two stock option plans, the 1996 Stock Incentive Plan ("Incentive Plan") and the 1996 Broad-Based Employee Stock Plan ("Broad-Based Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                          1996
                                                                        --------
     Net Income:
       As Reported..................................................... $625,000
       Pro Forma.......................................................  388,000
     Primary EPS:
       As Reported.....................................................    $0.12
       Pro Forma.......................................................     0.08

  The Company may grant options for up to 400,000 shares of Common Stock under both the Incentive Plan and the Broad-Based Plan. Under both Plans, the option price equals the stock's market price on date of grant. These options vest over periods of two to four years and expire after ten years. Upon completion of the IPO, a total of 313,550 options were awarded under these plans to employees of the Company at an exercise price of $25.00 per share. Additionally, 5,000 shares of restricted Common Stock were granted to a key executive upon completion of the IPO. No other options were outstanding at December 31, 1996.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the options granted upon completion of the IPO was $15.46. The assumptions used to estimate the fair value of these grants included a risk-free interest rate of 6.2%, an expected dividend yield of 0%, an expected life of 7 years and an expected volatility of 53.0%.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

14. ACQUISITION OF LANSYSTEMS:

  As discussed in Note 1, LANSystems was acquired on June 21, 1995 for cash of approximately $16.6 million and certain contingent payment obligations ("earnout"). The acquisition was accounted for as a purchase, with the excess of the purchase price over the fair market value of net assets acquired being allocated to goodwill in the amount of approximately $11.8 million. The goodwill is being amortized over its estimated useful life of 20 years.

  The earnout provisions provided for contingent payments of up to $12.9 million payable to former LANSystems shareholders and management participants based on the achievement of specified financial targets for the years ended December 31, 1995 through 1998. In the year ended December 31, 1996, the earnout was renegotiated and a final payment was made. In this regard, $9.5 million was recorded as additional goodwill related to the earnout.

  The following unaudited pro forma income statements were prepared to illustrate the estimated effects of the acquisition as if it had occurred on January 1, 1994. The pro forma adjustments are based on the available information and upon certain assumptions the Company believes are reasonable. The pro forma income statements do not purport to represent what the Company's income statements would actually have been if such transaction in fact had occurred on January 1, 1994, or to project the Company's income statements for any future period. The information below reflects an adjustment for the amortization of goodwill based on the new cost basis of the Company, as well as an adjustment to the income tax provision to reflect the tax effect of the aforementioned adjustment.

                                                                1994    1995
                                                               ------- -------
                                                               (IN THOUSANDS)
   Revenues................................................... $65,326 $79,545
   Cost of revenues...........................................  48,799  64,336
                                                               ------- -------
     Gross profit.............................................  16,527  15,209
   Selling expenses...........................................   6,501   7,918
   General and administrative expenses........................   4,728   7,096
   Amortization of goodwill...................................   1,065   1,065
                                                               ------- -------
     Earnings (loss) from operations..........................   4,233    (870)
   Interest expense...........................................     335     543
                                                               ------- -------
     Earnings (loss) before income taxes......................   3,898  (1,413)
   Income taxes...............................................   2,139     (63)
                                                               ------- -------
     Net income (loss)........................................ $ 1,759 $(1,350)
                                                               ======= =======

15. QUARTERLY DATA (UNAUDITED):

                                        FIRST   SECOND   THIRD   FOURTH    FULL
FOR THE FISCAL YEARS ENDED             QUARTER  QUARTER QUARTER  QUARTER   YEAR
--------------------------             -------  ------- -------  -------  -------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
December 31, 1995
  Revenues............................ $10,883  $10,225 $21,080  $23,756  $65,944
  Gross profit........................   1,480    1,551   4,200    4,813   12,044
  Net income (loss)...................      97      165    (161)     202      303
  Pro forma net income (loss) per
   share.............................. $  0.02  $  0.03 $ (0.03) $  0.04  $  0.06
                                       =======  ======= =======  =======  =======
December 31, 1996
  Revenues............................ $20,451  $24,792 $25,780  $25,441  $96,464
  Gross profit........................   4,371    5,562   5,509    4,668   20,110
  Net income (loss)...................     (69)     691     474     (471)     625
  Pro forma net income (loss) per
   share.............................. $ (0.01) $  0.13 $  0.09  $ (0.09) $  0.12
                                       =======  ======= =======  =======  =======

  The pro forma earnings per share calculation does not reflect the actual weighted average shares outstanding during the years ended December 31, 1995 and 1996, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for these years.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN CHICAGO, ILLINOIS ON MARCH 27, 1997.

                                    Donnelley Enterprise Solutions Incorporated

                                            /s/ Rhonda I. Kochlefl
                                    By: _________________________________
                                      Name: Rhonda I. Kochlefl
                                      Title: Chairman, President and
                                      Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                         TITLE(S)                   DATE
             ---------                         --------                   ----
     /s/ Rhonda I. Kochlefl          Chairman, President and         March 27, 1997
____________________________________   Chief Executive Officer
         Rhonda I. Kochlefl            and Director (principal
                                       executive officer)

                 *                   Senior Vice President and       March 27, 1997
____________________________________   Chief Financial Officer
           Luke F. Botica              (principal financial and
                                       accounting officer)

                 *                   Senior Vice President and       March 27, 1997
____________________________________   Chief Technology Officer
           Leo S. Spiegel              and Director

                 *                   Director                        March 27, 1997
____________________________________
          Daniel I. Malina

                 *                   Director                        March 27, 1997
____________________________________
          Charles F. Moran

                 *                   Director                        March 27, 1997
____________________________________
            W. Ed Tyler

   /s/ Rhonda I. Kochlefl
*By: __________________________
       Rhonda I. Kochlefl
        Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Donnelley Enterprise Solutions Incorporated included in this Form 10-K and have issued our report thereon dated February 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page S-2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 21, 1997

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             DEDUCTIONS--
                                            ADDITIONS         WRITE-OFFS
                            BALANCE  -----------------------   OF TRADE   BALANCE
                            AT THE               CHARGES TO  RECEIVABLES, AT END
 ALLOWANCES FOR DOUBTFUL   BEGINNING                OTHER       NET OF      OF
         ACCOUNTS          OF PERIOD CHARGES TO  ACCOUNTS(2)  RECOVERIES  PERIOD
 -----------------------   --------- EXPENSES(1) ----------- ------------ -------
 For the Year Ended
  December 31, 1994......     --         --          --           --        --
 For the Year Ended
  December 31, 1995......     --        $413        $217        $ (23)     $607
 For the Year Ended
  December 31, 1996......    $607       $248         --         $(395)     $460

--------
(1) These amounts represent provisions for doubtful accounts that are included in both sales and general and administrative expenses.
(2) These amounts represent additions to the reserve resulting from the purchase of LAN Systems, Inc. by R. R. Donnelley & Sons Company in 1995.

                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
 EXHIBIT                                                               PAGE
 NUMBER                    DOCUMENT DESCRIPTION                       NUMBER
 -------                   --------------------                     ----------
  3.1    First Amended and Restated Certificate of Incorporation
          of the Company.(1)
  3.2    By-laws of the Company.(1)
 10.1    Transition Services Agreement between the Company and
          R.R. Donnelley.(1)
 10.2    Benefit Administration Services Agreement between the
          Company and R.R. Donnelley.(1)
 10.3    Tax Allocation and Indemnification Agreement between the
          Company and R.R. Donnelley.(1)
 10.4    Employment Agreement between Rhonda I. Kochlefl and the
          Company.(1)(2)
 10.5    Employment Agreement between Leo S. Spiegel and the
          Company.(1)(2)
 10.6    Employment Agreement between Luke F. Botica and the
          Company.(2)
 10.7    Employment Agreement between Linda A. Finkel and the
          Company.(2)
 10.8    Severance Agreement between Thomas P. Bradbury and the
          Company.(1)(2)
 10.9    1996 Broad-Based Employee Stock Plan.(1)(2)
 10.10   Agreement of Merger among R.R. Donnelley & Sons Company,
          Donnelley DBS, Inc. and LAN Systems, Inc.(1)
 10.11   Form of Credit Agreement among the Company, as Borrower,
          and the Banks named therein.(1)
 10.12   1997 Non-Employee Director Stock Plan.(2)
 10.13   Amended and Restated 1996 Stock Incentive Plan.(2)
 10.14   1997 Employee Stock Purchase Plan.
 11.1    Computation of Earnings Per Share of Common Stock.
 23.1    Consent of Arthur Andersen LLP.
 24.1    Powers of Attorney of Luke F. Botica, Leo S. Spiegel,
          Daniel I. Malina, Charles F. Moran and W. Ed Tyler.
 27.1    Financial Data Schedule.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
(2) Indicates a management contract or compensatory plan or agreement.