Form 10-Q
period 1997-03-31
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1997-05-14
CIK 1019336

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.01 per share: 5,005,000 shares outstanding as of May 14, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Income for the three month period ended
     March 31, 1996 and 1997..............................................   1
    Consolidated Balance Sheets as of December 31, 1996 and March 31,
     1997.................................................................   2
    Consolidated Statements of Cash Flows for the three month period ended
     March 31, 1996 and 1997..............................................   3
    Notes to Consolidated Financial Statements............................   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   6
  Item 3. Quantitative and Qualitative Disclosures about Market Risk......   *
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   *
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  11
  Item 6. Exhibits and Reports on Form 8-K................................  11

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                         ($000S, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            1996        1997
                                                         ----------  ----------
                                                              (UNAUDITED)
Business services outsourcing revenues.................. $   12,837  $   16,356
Information technology revenues.........................      7,614      10,682
                                                         ----------  ----------
  Total revenues........................................     20,451      27,038
Cost of revenues........................................     15,925      21,137
                                                         ----------  ----------
  Gross profit..........................................      4,526       5,901
Selling, general and administrative expenses............      4,301       5,182
Amortization of goodwill................................        148         265
                                                         ----------  ----------
  Earnings from operations..............................         77         454
Interest expense (income), net..........................         59          (8)
                                                         ----------  ----------
  Earnings before income taxes..........................         18         462
Income taxes............................................         87         226
                                                         ----------  ----------
  Net income (loss)..................................... $      (69) $      236
                                                         ==========  ==========
Earnings per share......................................             $     0.05
                                                                     ==========
Common shares outstanding...............................              5,005,000
                                                                     ==========
Pro forma earnings per share............................ $    (0.01)
                                                         ==========
Pro forma common shares outstanding.....................  5,005,000
                                                         ==========


          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                         ($000S, EXCEPT PER SHARE DATA)

                                                         DECEMBER 31, MARCH 31,
                         ASSETS                              1996       1997
                         ------                          ------------ ---------
                                                              (UNAUDITED)
Current assets:
  Cash and equivalents..................................   $ 8,910     $ 6,437
  Accounts receivable, less allowances for doubtful
   accounts of $460 in 1996 and $584 in 1997............    21,228      18,428
  Unbilled receivables..................................     4,847      15,237
  Inventories...........................................     4,144       2,832
  Prepaid expenses and other current assets.............     1,728       1,552
  Income taxes receivable...............................     1,533       1,533
  Deferred income taxes.................................       867         990
                                                           -------     -------
    Total current assets................................    43,257      47,009
Property and equipment, net.............................    12,646      14,059
Goodwill, net...........................................    20,213      19,948
Other noncurrent assets.................................        60          60
                                                           -------     -------
    Total assets........................................   $76,176     $81,076
                                                           =======     =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Line of credit........................................   $   --      $ 4,000
  Capital lease obligations, current portion............     1,162       1,106
  Advances due to related party.........................     6,455       9,853
  Accounts payable......................................     7,633       5,868
  Accrued salary and benefits...........................     2,280       2,455
  Accrued other expenses................................     2,010       2,493
  Customer prepayments..................................     4,434       1,923
  Deferred revenues.....................................     1,134       2,140
                                                           -------     -------
    Total current liabilities...........................    25,108      29,838
Noncurrent liabilities:
  Capital lease obligations.............................     1,305       1,382
  Deferred income taxes.................................       311         323
                                                           -------     -------
    Total noncurrent liabilities........................     1,616       1,705
Shareholders' equity:
  Common stock--$.01 par value, 15,000,000 authorized
   shares; 5,005,000 issued and outstanding at December
   31, 1996 and March 31, 1997, respectively............        50          50
  Preferred stock--$.01 par value, 1,000,000 authorized
   shares; none issued and outstanding..................       --          --
  Additional paid-in capital............................    49,399      49,244
  Retained earnings.....................................         3         239
                                                           -------     -------
    Total shareholders' equity..........................    49,452      49,533
                                                           -------     -------
    Total liabilities and shareholders' equity..........   $76,176     $81,076
                                                           =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000S)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1996       1997
                                                         ---------  ---------
                                                             (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net income (loss)..................................... $     (69) $     236
  Depreciation and amortization.........................     1,009      1,204
  Amortization of goodwill..............................       148        265
  Net changes in assets and liabilities.................    (8,019)    (8,825)
                                                         ---------  ---------
      Net cash used in operating activities.............    (6,931)    (7,120)
                                                         ---------  ---------
Cash flows used in investing activities:
  Capital expenditures..................................    (1,081)    (2,302)
  LANSystems contingent payments........................      (794)       --
                                                         ---------  ---------
      Net cash used in investing activities.............    (1,875)    (2,302)
                                                         ---------  ---------
Cash flows (used for) provided by financing activities:
  Advances from related parties, net....................     8,658      3,398
  Line of credit........................................       --       4,000
  Principal payments on capital leases..................      (342)      (294)
  Stock issuance costs related to IPO...................       --        (155)
                                                         ---------  ---------
      Net cash provided by financing activities.........     8,316      6,949
                                                         ---------  ---------
  Net decrease in cash and equivalents..................      (490)    (2,473)
      Cash and equivalents, at beginning of period......       652      8,910
                                                         ---------  ---------
      Cash and equivalents, at end of period............ $     162  $   6,437
                                                         =========  =========
The changes in assets and liabilities were as follows:
  Decrease (increase) in assets:
    Receivables, net.................................... $  (4,334) $  (7,590)
    Inventories.........................................    (1,117)     1,312
    Prepaid expenses and other..........................        15        176
    Income taxes receivable.............................       (20)       --
    Deferred income taxes...............................       117       (123)
    Other noncurrent assets.............................        (1)       --
  Increase (decrease) in liabilities:
    Accounts payable....................................      (642)    (1,765)
    Accrued salary and benefits.........................    (1,042)       175
    Accrued other expenses..............................      (197)       483
    Customer prepayments................................      (271)    (2,511)
    Deferred income taxes...............................       --          12
    Deferred revenues...................................      (274)     1,006
    Other noncurrent liabilities........................      (253)       --
                                                         ---------  ---------
  Net change in assets and liabilities.................. $  (8,019) $  (8,825)
                                                         =========  =========
  Interest..............................................        60         82
  Income taxes.......................................... $     --   $       6
                                                         =========  =========
Supplemental non-cash investing and financing
 activities:
  Capital leases........................................ $     --   $     315
                                                         =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

  Donnelley Business Services ("DBS") was an unincorporated business unit of R.R. Donnelley & Sons Company ("R.R. Donnelley") from its organization in 1988 through December 31, 1995. On June 21, 1995, R.R. Donnelley acquired LANSystems, Inc. ("LANSystems") in a business combination accounted for as a purchase. Following the acquisition, LANSystems was a wholly owned subsidiary of R.R. Donnelley and was operated together with DBS. Effective January 1, 1996, R.R. Donnelley contributed the assets and liabilities of DBS to LANSystems and LANSystems changed its name to Donnelley Enterprise Solutions Incorporated (the "Company" or "DESI").

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

NOTE 2. BASIS OF PRESENTATION AND CARVE-OUT

  The financial statements included herein are unaudited and have been prepared by the Company to conform with the requirements applicable to this Quarterly Report on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The consolidated first quarter 1996 financial statements and other financial data appearing in this Form 10-Q reflect the results of operations, financial position and cash flows of the Company on a carve-out basis and are derived from the historical consolidated financial statements and financial data of the Company. The consolidated financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, the consolidated financial statements do not necessarily reflect the expenses and liabilities that would have been incurred by the Company operating as a stand alone entity.

  The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management, banking and accounts payable services for the Company. The Company is charged fees and expenses for these services, but retains the right to terminate certain services provided under the agreements upon 30 days notice.

adjustments necessary to present fairly the financial information for the periods presented. Certain items in prior periods have been reclassified to conform with current period classifications. The 1997 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

NOTE 3. EARNINGS PER SHARE

  Earnings per share is determined by dividing the net income by the weighted average shares outstanding during the period. The dilutive effect of unexercised stock options has not been included in the calculation as the effect would not be material. The pro forma earnings per share calculation for the three months ended March 31, 1996 does not reflect the actual weighted average shares outstanding during the period, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for the period.

NOTE 4. CREDIT AGREEMENT

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on October 30, 1996. The credit agreement is used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs and for continued growth and investment.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. NEW ACCOUNTING PRONOUNCEMENT

  In February of 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") was issued. FAS 128 simplifies the standards for computing earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. FAS 128 requires restatement of all prior-period EPS data presented. Management believes the adoption of FAS 128 in the fourth quarter will not have a material impact on the financial statements of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

 Overview

  The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services and information technology services. The Company has experienced substantial growth by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In the first quarter of 1997, the Company's revenues from business services outsourcing and information technology services were $16.3 million and $10.7 million, respectively. In the first quarter of 1996, the Company had revenues of $12.8 million from business services outsourcing and $7.6 million from information technology services.

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

  The Company's revenues are derived primarily from (i) monthly fees under its business services outsourcing contracts, (ii) fees relating to both information technology and technical training projects, (iii) the resale of hardware or software products, (iv) monthly fees under its system management outsourcing contracts, and (v) monthly fees under information technology maintenance contracts. The Company typically enters into contracts with its business services clients that have terms ranging from three to five years. These contracts generally provide for monthly minimum payments based on the client's historical volumes. Substantially all of the Company's business services outsourcing contracts are priced on a per unit basis for each service provided and allow for annual increases or decreases of the unit pricing for each of the outsourcing services provided in order to reflect actual costs of labor, equipment and supplies. System management contracts are priced on a monthly fixed fee basis, plus a fee for overtime and additional services. The majority of the Company's other information technology projects are priced on a fixed-fee basis, although some work is contracted on a time-and-materials basis. Contracts for information technology projects typically include scope of work and acceptance criteria for identifying project completion. The Company typically seeks to obtain an increase in its fees if a client makes any significant change to the original scope of a project. Payment terms for these contracts include a down payment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects.

  Increased penetration in the Company's target markets is a key element in its growth strategy. Cross-selling within the Company's existing client base resulted in three new systems management outsourcing engagements in the first quarter of 1997. Information technology services revenue growth is due in part to several large scale implementations of Windows NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to Windows NT.

  The strategy to focus on higher margin technology related services continues to drive a change in the Company's product mix, resulting in an increase in information technology service related revenues that typically generate a higher margin. The revenues associated with the resale of hardware or software products, generally associated with a typical information technology project, were 38% of total information technology revenues for the first quarter of 1997, as compared to 40% in the first quarter of 1996. The Company provides products to its clients only as an accommodation and generally as required for particular projects. The Company's maintenance contracts are priced on an annual basis with payments made generally in advance. The Company's systems management contracts are provided over multi-year terms, invoiced on a monthly basis.

  DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment, research and development and start-up costs; its cost of revenues associated with systems managements revenues are comprised of wages, start-up costs and depreciation on fixed assets; and its cost of revenues associated with its information technology services are comprised of computer equipment and software, labor costs, an overhead allocation and purchasing expenses. The Company's gross profit margins on its information technology services generally are higher than those associated with its business services outsourcing. The Company's margins on resold products are lower than those for business and information technology services.

  DESI's selling expenses are included in selling, general and administrative expenses and are comprised of sales and support salaries, commissions, travel and entertainment. Selling expenses as a percentage of revenues for information technology services are significantly higher than for business outsourcing services due to the long-term nature of DESI's business outsourcing contracts.

  DESI's research and development activities, the costs of which are included in selling, general and administrative expenses, consist of software and hardware product evaluation, trial integration of purchased hardware and software, user productivity benchmarking and the development of custom integration software.

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

 Initial Public Offering

  On November 5, 1996, the Company completed an initial public offering of 2,860,000 shares of Common Stock (the "IPO" or "Offering"), 1,855,000 of which were sold by the Company, and 1,005,000 of which were sold by R.R. Donnelley. Prior to the IPO, the Company was a wholly-owned subsidiary of R.R. Donnelley. Of the $41.7 million of net proceeds to the Company from the IPO (1) approximately $8.7 million was used in final payment for certain contingent obligations arising from the acquisition of LANSystems, Inc. ("LANSystems"),
(2) $20.3 million was used in repayment of advances owed R.R. Donnelley, and
(3) approximately $8.1 million was used in repayment of the $8.0 million Dividend Note and accrued interest. The remaining $4.6 million was used for general corporate purposes.

  As a result of the IPO, the number of shares of common stock outstanding increased to 5,005,000 shares (including 5,000 of restricted shares granted to a key executive) from the 3,145,000 shares outstanding prior to the IPO and total equity increased to approximately $50 million.

 Relationship with R.R. Donnelley

  Prior to the Offering, DESI operated as a separate business within R.R. Donnelley. It had relied on R.R. Donnelley for its financing needs and for a number of support services, including legal, tax, collections, insurance, benefits administration, data processing and payroll. The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, credit and collection, cash management, banking and accounts payable services for the Company. See Note 2 of Notes to the Consolidated Financial Statements. The Company is charged fees and expenses for these services, but retains the right to terminate certain services provided under the agreements upon 30 days notice.

  As of March 31, 1997, the Company had advances payable to R.R. Donnelley totaling approximately $9.9 million, which includes both the fees related to and amounts funded by R.R. Donnelley on behalf of the Company as specified in the transition services agreement.

  The consolidated first quarter 1996 financial statements reflect the results of operations, financial position and cash flows of the Company on a carve-out basis; that is, the financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, such consolidated financial statements do not necessarily reflect the results of operations, financial position and cash flows of the Company had the Company operated as a separate entity during the periods presented. Income taxes reflected in such consolidated financial statements through the closing of the IPO were determined as if the Company had filed a separate return.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues for the periods indicated:

                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  -------------
                                                                  1996    1997
                                                                  -----   -----
      Revenues
        Business services outsourcing............................  62.8%   60.5%
        Information technology...................................  37.2    39.5
                                                                  -----   -----
          Total revenues......................................... 100.0   100.0
      Cost of revenues...........................................  77.9    78.2
                                                                  -----   -----
          Gross profit...........................................  22.1    21.8
      Selling, general and administrative expenses...............  21.0    19.1
      Amortization of goodwill...................................   0.7     1.0
                                                                  -----   -----
          Earnings from operations...............................   0.4     1.7
      Interest expense...........................................   0.3     --
                                                                  -----   -----
          Earnings before income taxes...........................   0.1     1.7
      Income taxes...............................................   0.4     0.8
                                                                  -----   -----
          Net income (loss)......................................  (0.3)%   0.9%
                                                                  =====   =====

 Quarter ended March 31, 1997 compared to quarter ended March 31, 1996

  Revenues for the quarter ended March 31, 1997 totaled $27.0 million, a 32.2% increase over 1996 revenues of $20.5 million. This $6.5 million increase was comprised of a $3.5 million, or 27.4%, increase in business services outsourcing revenues and a $3.0 million, or 40%, increase attributable to information technology services. Business services outsourcing growth was due to a $2.4 million increase in revenues from new clients and a $1.1 million increase in revenues from existing clients. Revenues from information technology services were comprised of $4.1 million from the resale of hardware and software products and $6.6 million from services.

  Cost of revenues of $21.1 million increased as a percentage of revenues to 78.2% from 77.9% in the first quarter of 1996 because of an increase in the business services outsourcing margins, more than offset by a decrease in the information technology services margin. Business services outsourcing margins increased as a result of increased revenues in higher margin services particularly imaging. Information technology services margins decreased as a result of a higher utilization of sub contract labor and the impact of hiring new engineers, most of whom were not billable through part of the first quarter of 1997.

  Selling, general and administrative expenses increased $0.9 million, or 20.4%, from the first quarter of 1996 and as a percentage of revenues, decreased to 19.1% in the first quarter of 1997 from 21.0% in 1996, primarily due to revenues increasing at a rate faster than selling, general and administrative expenses and the start-up costs in 1996 of the systems management services.

  Amortization of goodwill was $0.3 million, compared to $0.2 million in the first quarter of 1996.

  The Company's effective income tax rate decreased to 48.9% in the first quarter of 1997 from 477.8% in 1996. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and state taxes.

  Net income increased $0.3 million to $0.2 million in the first quarter of 1997 as a result of the foregoing factors.

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

  On November 6, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank (the "Bank") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in three years and will bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio. The Credit Facility contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company has historically not paid interest with respect to the advances it received from R.R. Donnelley. The Company's interest expense will increase as the Company borrows under the Credit Facility. At March 31, 1997, the Company was in compliance with all debt covenants and there were $4.0 million in borrowings outstanding under the Credit Agreement.

  The Company had net usage of cash from operations of $7.1 million during the quarter ended March 31, 1997, as compared to cash used by operations of $6.9 million in 1996. The increased usage in 1997 was primarily due to an increase in receivables of $7.6 million. This increase is due to a number of factors, including the termination of the factoring arrangement with R.R. Donnelley and delays in LANSystems billing and collection functions. These LANSystems functions were delayed because of the implementation of new systems and controls at LANSystems, the implementation of the Company's new financial management and accounting system, and the centralization of the Company's accounting function. The Company anticipates that receivables will decrease in the second quarter of 1997.

  Capital expenditures increased $1.2 million to $2.3 million in the first quarter of 1997 from $1.1 million in 1996, primarily due to new client site start-ups and investment in the Company's financial and operating management system that is being implemented. For the quarter ended March 31, 1997, the Company had $6.9 million of cash provided by financing activities, primarily from Advances from Related Party and Line of Credit.

  For the quarter ended March 31, 1997 operating cash flow (earnings from operations plus depreciation and amortization) was $1.9 million, up from $1.2 million the prior quarter. The Company believes cash flows from operations and the Credit Facility will be sufficient to fund, during the term of the Credit Facility, its ongoing operations, continued growth and investment, including acquisitions.

                          PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Registration Statement (No. 333-10127) under "Risk Factors."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      3.1 First Amended and Restated Certificate of Incorporation of the Company.(1)
      3.2      By-laws of the Company.(1)
     10.1      Transition Services Agreement between the Company and R.R.
               Donnelley.(1)
     10.2 Benefit Administration Services Agreement between the Com-pany and R.R. Donnelley.(1)
     10.3      Tax Allocation and Indemnification Agreement between the
               Company and R.R. Donnelley.(1)
     10.4      Employment Agreement between Rhonda I. Kochlefl and the
               Company.(1)(2)
     10.5 Employment Agreement between Leo S. Spiegel and the Compa-ny.(1)(2)
     10.6 Employment Agreement between Luke F. Botica and the Compa-ny.(2)(3)
     10.7 Employment Agreement between Linda A. Finkel and the Com-pany.(2)(3)
     10.8      Severance Agreement between Thomas P. Bradbury and the
               Company.(1)(2)
     10.9      1996 Broad-Based Employee Stock Plan.(1)(2)
     10.10     Agreement of Merger among R.R. Donnelley & Sons Company,
               Donnelley DBS, Inc. and LANSystems, Inc.(1)
     10.11 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein.(1)
     10.12     1997 Non-Employee Director Stock Plan.(2)(3)
     10.13     Amended and Restated 1996 Stock Incentive Plan.(2)(3)
     10.14     1997 Employee Stock Purchase Plan. (3)
     10.15 Employment Agreement between David A. Shea and the Compa-ny.(2)
     10.16 Employment Agreement between Robert A. Lento and the Com-pany.(2)
     27.1      Financial Data Schedule.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
(2) Indicates a management contract or compensatory plan or agreement.
(3) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

  (b) No Current Report on Form 8-K was filed by the Company during the first quarter of 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         Donnelley Enterprise Solutions
                                          Incorporated

                                                 /s/ Luke F. Botica
                                         By: __________________________________
                                            Luke F. Botica
                                            Senior Vice President & Chief
                                             Financial Officer
                                            (Authorized Officer & Principal
                                             Financial Officer)

Date: May   , 1997