Form 10-Q
period 1997-06-30
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1997-08-14
CIK 1019336

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]      NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, par value $0.01 per share: 5,005,000 shares outstanding as of August 14, 1997.

================================================================================

                                     INDEX

                                                                            Page
                                                                            ----
Part I--Financial Information

     Item 1. Financial Statements

          Consolidated Statements of Income for the three and six month
            periods ended June 30, 1996 and 1997...........................   1

          Consolidated Balance Sheets as of December 31, 1996 and
            June 30, 1997..................................................   2

          Consolidated Statements of Cash Flows for the six month periods
            ended June 30, 1996 and 1997...................................   3

          Notes to Consolidated Financial Statements.......................   4

     Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................   6

     Item 3. Quantitative and Qualitative Disclosures about Market Risk....   *

Part II--Other Information

     Item 1. Legal Proceedings.............................................   *

     Item 2. Changes in Securities.........................................   *

     Item 3. Defaults Upon Senior Securities...............................   *

     Item 4. Submission of Matters to a Vote of Security Holders...........  11

     Item 5. Other Information.............................................  11

     Item 6. Exhibits and Reports on Form 8-K..............................  11
__________
    *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

Item 1: Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                         ($000s, except per share data)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                           -----------------------     -----------------------
                                                             1996          1997          1996          1997
                                                           ---------     ---------     ---------     ---------
                                                                (Unaudited)                 (Unaudited)
Business services outsourcing revenues.................    $  13,594     $  17,201     $  26,431     $  33,557
Information technology revenues........................       11,198        11,526        18,812        22,208
                                                           ---------     ---------     ---------     ---------
   Total revenues......................................       24,792        28,727        45,243        55,765
Cost of revenues.......................................       18,983        21,663        34,908        42,800
                                                           ---------     ---------     ---------     ---------
   Gross profit........................................        5,809         7,064        10,335        12,965
Selling, general and administrative expenses...........        4,269         5,552         8,570        10,734
Amortization of goodwill...............................          158           267           306           532
                                                           ---------     ---------     ---------     ---------
   Earnings from operations............................        1,382         1,245         1,459         1,699
Interest expense.......................................           65            80           126            72
                                                           ---------     ---------     ---------     ---------
   Earnings before income taxes........................        1,317         1,165         1,333         1,627
Income taxes...........................................          626           587           712           813
                                                           ---------     ---------     ---------     ---------
   Net income..........................................          691           578           621           814
                                                           =========     =========     =========     =========
Earnings per share.....................................                        .12                         .16
                                                                         =========                   =========
Common shares outstanding..............................                  5,005,000                   5,005,000
                                                                         =========                   =========
Pro forma earnings per share...........................          .14                         .12
                                                           =========                   =========
Pro forma common shares outstanding....................    5,005,000                   5,005,000
                                                           =========                   =========

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                         ($000s, except per share data)

                                                                                                 December 31,   June 30,
                                            ASSETS                                                   1996         1997
                                            ------                                               ------------   --------
                                                                                                               (Unaudited)
Current assets:
  Cash and equivalents...........................................................................  $ 8,910       $ 3,514
  Accounts receivable, less allowances for doubtful accounts of $460 in 1996 and
    $502 in 1997.................................................................................   21,228        22,341
  Unbilled receivables, less allowances for doubtful accounts of $0 in 1996 and $100 in 1997.....    4,847        14,899
  Inventories....................................................................................    4,144         3,388
  Prepaid expenses and other current assets......................................................    1,728         1,196
  Income taxes receivable........................................................................    1,533         1,958
  Deferred income taxes..........................................................................      867           957
                                                                                                   -------       -------
    Total current assets.........................................................................   43,257        48,253
Property and equipment, net......................................................................   12,646        15,359
Goodwill, net....................................................................................   20,213        19,698
Other noncurrent assets..........................................................................       60            63
                                                                                                   -------       -------
    Total assets.................................................................................  $76,176       $83,373
                                                                                                   =======       =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
Current liabilities:
  Line of credit.................................................................................  $    --       $12,000
  Capital lease obligations, current portion.....................................................    1,162         1,164
  Notes payable, current.........................................................................       --            46
  Advances due to related party..................................................................    6,455         2,893
  Accounts payable...............................................................................    7,633         8,033
  Accrued salary and benefits....................................................................    2,280         2,586
  Accrued other expenses.........................................................................    2,010         2,269
  Customer prepayments...........................................................................    4,434            --
  Deferred revenues..............................................................................    1,134         2,199
                                                                                                   -------       -------
    Total current liabilities....................................................................   25,108        31,190
Noncurrent liabilities:
  Capital lease obligations......................................................................    1,305         1,592
  Deferred income taxes..........................................................................      311           284
  Notes payable..................................................................................       --           195
                                                                                                   -------       -------
    Total noncurrent liabilities.................................................................    1,616         2,071
Shareholders' equity:
  Common stock--$.01 par value, 15,000,000 authorized shares; 5,005,000 issued
    and outstanding at December 31, 1996 and June 30, 1997.......................................       50            50
  Preferred stock--$.01 par value, 1,000,000 authorized shares; none issued and
    outstanding..................................................................................       --            --
  Additional paid-in capital.....................................................................   49,399        49,245
  Retained earnings..............................................................................        3           817
                                                                                                   -------       -------
    Total shareholders' equity...................................................................   49,452        50,112
                                                                                                   -------       -------
    Total liabilities and shareholders' equity...................................................  $76,176       $83,373
                                                                                                   =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000s)

                                                                          Six  months ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         1996           1997
                                                                     -------------  ------------
                                                                            (Unaudited)
Cash flows provided by (used in) operating activities:
  Net income.......................................................      $    621      $    814
  Depreciation and amortization....................................         2,109         2,609
  Amortization of goodwill.........................................           306           532
  Net changes in assets and liabilities............................       (12,135)      (12,843)
                                                                         --------      --------
          Net cash used in operating activities....................        (9,099)       (8,888)
                                                                         --------      --------
Cash flows used in investing activities:
  Capital expenditures.............................................        (2,139)       (4,425)
  LANSystems contingent payments...................................          (794)           --
                                                                         --------      --------
          Net cash used in investing activities....................        (2,933)       (4,425)
                                                                         --------      --------
Cash flows (used for) provided by financing activities:
  Advances from (to) related parties, net..........................        12,965        (3,562)
  Repayments/dividends to related party............................          (621)           --
  Line of credit...................................................            --        12,000
  Notes payable....................................................            --           241
  Principal payments on capital leases.............................          (666)         (607)
  Stock issuance costs related to IPO..............................            --          (155)
                                                                         --------      --------
          Net cash provided by financing activities................        11,678         7,917
                                                                         --------      --------
  Net decrease in cash and equivalents.............................          (354)       (5,396)
          Cash and equivalents, at beginning of period.............           652         8,910
                                                                         --------      --------
          Cash and equivalents, at end of period...................           298         3,514
                                                                         ========      ========
The changes in assets and liabilities were as follows:
  Decrease (increase) in assets:
     Receivables, net..............................................      $ (5,742)     $(11,165)
     Inventories...................................................          (877)          756
     Prepaid expenses and other....................................            22           532
     Income taxes receivable.......................................           (89)         (425)
     Deferred income taxes.........................................           233           (90)
     Other noncurrent assets.......................................            (2)          (20)
  Increase (decrease) in liabilities:
     Accounts payable..............................................          (891)          400
     Accrued salary and benefits...................................          (640)          306
     Accrued other expenses........................................          (572)          259
     Customer prepayments..........................................        (2,745)       (4,434)
     Deferred income taxes.........................................            --           (27)
     Deferred revenues.............................................          (579)        1,065
     Other noncurrent liabilities..................................          (253)           --
                                                                         --------      --------
  Net change in assets and liabilities.............................      $(12,135)     $(12,843)
                                                                         ========      ========
Cash paid during the period for:
  Interest.........................................................           126           219
  Income taxes.....................................................      $    246      $    619
                                                                         ========      ========
Supplemental non-cash investing and financing activities:
  Capital leases...................................................      $     24      $    896
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

  The Company is a single-source provider of integrated information management services to professional service providers, primarily large law firms, investment banking firms and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers two general categories of services: business services outsourcing and information technology services. The Company's business services outsourcing offerings include document services, such as reprographic, networked and color printing, mailroom and facsimile services; word processing and desktop publishing; and imaging. The Company's information technology services include systems integration, consulting, software development and systems management outsourcing.


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


Note 3. Earnings Per Share

  Earnings per share is determined by dividing the net income by the weighted average shares outstanding during the period. The dilutive effect of unexercised stock options has not been included in the calculation as the effect would not be material. The pro forma earnings per share calculation for the three and six months ended June 30, 1996 does not reflect the actual weighted average shares outstanding during the period, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for the period.


Note 4. Credit Agreement

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on October 30, 1996. The credit agreement is used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs and for continued growth and investment.


Note 5. Commitments and Contingencies

  The Company is party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company. A former client filed suit against the Company in 1996 and the Company filed a counterclaim in 1997. The Company is of the opinion that the claim and the related counterclaim will not have a material impact on the results of operations of the Company in the period in which resolved.


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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

 Overview

  The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services and information technology services. The Company has experienced substantial growth by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In the three months ended June 30, 1997, the Company's revenues from business services outsourcing and information technology services were $17.2 million and $11.5 million, respectively, compared to $13.6 million for business services outsourcing and $11.2 million from information technology services for the same period of 1996. In the six months ended June 30, 1997, the Company's revenues from business services outsourcing and information technology services were $33.6 million and $22.2 million, respectively, compared to $26.4 million for business services outsourcing and $18.8 million from information technology services for the same period of 1996.

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

  Increased penetration in the Company's target markets is a key element in its growth strategy. Cross-selling within the Company's existing client base resulted in two new systems management outsourcing engagements in the second quarter of 1997. Information technology services revenue growth is due in part to several large scale implementations of Windows NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to Windows NT.

  The Company's strategy to focus on higher margin technology-related services continues to drive a change in the Company's revenue mix, resulting in an increase in technology services related revenues that typically generate a higher margin. This change has resulted in a decline in the percentage of Information Technology revenues associated with the resale of hardware or software products, generally associated with a typical information technology project. Product sales were 34% and 36% of total information technology revenues for the three and six months ended June 30, 1997, as compared to 58% and 50% for the three and six months ended June 30, 1996. The Company provides products to its clients only as an accommodation and generally as required for particular projects. The Company's maintenance contracts are priced on an annual basis with payments generally made in advance. The Company's systems management contracts are provided over multi-year terms, and invoiced on a monthly basis.

  DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment, research and development and start-up costs; its cost of revenues associated with systems management revenues are comprised of wages, start-up costs and equipment; and its cost of revenues associated with other information technology services are comprised of computer equipment and software, labor costs, an overhead allocation and purchasing expenses. The Company's gross profit margins on its information technology services generally are higher than those associated with its business services outsourcing. The Company's margins on resold products are lower than those for business services outsourcing and information technology services.

  DESI's selling expenses, included in selling, general and administrative expenses, are comprised of sales and support salaries, commissions, travel and entertainment. Selling expenses as a percentage of revenues for information technology services are significantly higher than for business services outsourcing due to the long-term nature of DESI's business services outsourcing contracts.

  DESI's research and development activities, included in selling, general and administrative expenses, consist of software and hardware product evaluation, trial integration of purchased hardware and software, user productivity benchmarking and the development of custom integration software.

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


 Initial Public Offering

  On November 5, 1996, the Company completed an initial public offering of 2,860,000 shares of Common Stock (the "IPO"), 1,855,000 of which were sold by the Company, and 1,005,000 of which were sold by R.R. Donnelley. Prior to the IPO, the Company was a wholly-owned subsidiary of R.R. Donnelley. Of the $41.7 million of net proceeds to the Company from the IPO (1) approximately $8.7 million was used in final payment for certain contingent obligations arising from the acquisition of LANSystems, Inc. (2) $20.3 million was used in repayment of advances owed R.R. Donnelley, and (3) approximately $8.1 million was used in repayment of the $8.0 million Dividend Note and accrued interest. The remaining $4.6 million was used for general corporate purposes.

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

  As of June 30, 1997, the Company had advances payable to R.R. Donnelley totaling approximately $2.9 million, which includes both the fees related to and amounts funded by R.R. Donnelley on behalf of the Company as specified in the transition services agreement.

  The consolidated 1996 financial statements reflect the results of operations, financial position and cash flows of the Company on a carve-out basis; that is, the financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, such consolidated financial statements do not necessarily reflect the results of operations, financial position and cash flows of the Company had the Company operated as a separate entity during the periods presented. Income taxes reflected in such consolidated financial statements through the closing of the IPO were determined as if the Company had filed a separate return.


 Acquisition of LANSystems

  LANSystems was acquired on June 21, 1995 for cash of approximately $16.6 million and certain contingent payment obligations. The acquisition was accounted for as a purchase, with the excess of the purchase price over the fair market value of net assets acquired being allocated to goodwill in the amount of approximately $11.8 million. The goodwill is being amortized over its estimated useful life of 20 years. LANSystems was acquired by R.R. Donnelley and, as such, the Company was not required to provide cash for the acquisition. The earnout provisions resulted in contingent payments in 1996 of $9.5 million to former LANSystems shareholders and management participants. Payments made to the recipients of the contingent payments have been treated as additional purchase price for LANSystems, resulting in an increase in goodwill of approximately $9.5 million, which is being amortized over the remaining useful life (approximately 19 years).


Results of Operations

  The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues for the periods indicated:

                                                                      Three Months                 Six Months
                                                                         Ended                       Ended
                                                                        June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   1996          1997         1996          1997
                                                               ------------  ------------  -----------  -------------
       Revenues
          Business services outsourcing                               54.8%         59.9%        58.4%          60.2%
          Information technology                                      45.2          40.1         41.6           39.8
                                                                     -----         -----        -----          -----
            Total revenues                                           100.0         100.0        100.0          100.0
       Cost of revenues                                               76.6          75.4         77.2           76.8
                                                                     -----         -----        -----          -----
            Gross profit                                              23.4          24.6         22.8           23.2
       Selling, general and administrative expenses                   17.2          19.3         18.9           19.2
       Amortization of goodwill                                         .6           1.0           .7            1.0
                                                                     -----         -----        -----          -----
            Earnings from operations                                   5.6           4.3          3.2            3.0
       Interest expense                                                0.3            .2           .3             .1
                                                                     -----         -----        -----          -----
            Earnings before income taxes                               5.3           4.1          2.9            2.9
       Income taxes                                                    2.5           2.1          1.5            1.4
                                                                     -----         -----        -----          -----
            Net income                                                 2.8%          2.0%         1.4%           1.5%
                                                                     =====         =====        =====          =====


 Three months ended June 30, 1997 compared to three months ended June 30, 1996

  Revenues for the three months ended June 30, 1997 totaled $28.7 million, an increase of 15.9% over 1996 revenues for the same period of $24.8 million. This $3.9 million increase was comprised of a $3.6 million, or 26.5%, increase in business services outsourcing revenues and a $.3 million increase, or 3%, increase in information technology services revenue. Business services outsourcing revenue growth was due to a $2.7 million increase in revenues from new clients and a $.9 million increase in revenues from existing clients.

  During the three months ended June 30, 1997, the Company's cost of revenues of $21.7 million decreased as a percentage of revenues from 76.6% for the three months ended June 30, 1996 to 75.4% in 1997. This decrease occurred as a result of an increase in the business services outsourcing margins, offset by a decrease in information technology services margins. Business services outsourcing margins increased as a result of increased revenues in the higher margin services of imaging and networked color printing. Information technology services margins decreased primarily as a result of the impact of hiring new engineers, some of whom were not billable through part of the three months ended June 30, 1997.

  Selling, general and administrative expenses increased $1.3 million, or 30.1%, for the three months ended June 30, 1997 and as a percentage of revenues, increased to 19.3% in the second quarter of 1997 from 17.2% in 1996. The increase in selling, general and administrative expenses for the three months ended June 30, 1997 was primarily due to increased investment in administrative systems necessary to operate as an independent public company. These investments, which are substantially complete, have been made in a new financial system, a common technology platform and in the consolidation of the accounting function. These investments are expected to be fully completed by the end of the year.

  During the three months ended June 30, 1997, amortization of goodwill increased 69.0% to $267,000, compared to the corresponding period in 1996. This increase is due to additional goodwill recorded for certain contingent obligations arising from the acquisition of LANSystems.

  The Company's effective income tax rate increased to 50.4% in the three months ending June 30, 1997 from 47.5% in 1996. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of nondeductible goodwill amortization and state taxes.

  Net income decreased $0.1 million to $0.6 million in the second quarter of 1997 compared to the second quarter of 1996 as a result of the foregoing factors.

 Six months ended June 30, 1997 compared to six months ended June 30, 1996

  Revenues for the six months ended June 30, 1997 totaled $55.8 million, an increase of 23.3% over 1996 revenues for the same period of $45.2 million. This $10.5 million increase was comprised of a $7.1 million, or 27.0%, increase in business services outsourcing revenues and a $3.4 million, or 18.1%, increase attributable to information technology services. Business services outsourcing growth was due to a $5.1 million increase in revenues from new clients and a $2.0 million increase in revenues from existing clients. Information technology services growth of $3.4 million was due to a $2.1 million increase from systems management and a $1.3 million increase from LANSystems. Systems management growth of $2.1 million was due to a $1.8 million increase in revenues from new clients and a $.3 million increase in revenues from existing clients.

  For the six months ended June 30, 1997, the Company's cost of revenues of $42.8 million decreased as a percentage of revenues from 77.2% for the six months ended June 30, 1996 to 76.8% in 1997. This decrease occurred because of an increase in the business services outsourcing margins, offset by a decrease in the information technology services margins. Business services outsourcing margins increased as a result of increased revenues in the higher margin services of imaging and networked color printing. Information technology services margins decreased primarily as a result of the impact of hiring new engineers, most of whom were not billable through part of the six months ended June 30, 1997.

  Selling, general and administrative expenses increased $2.2 million for the six months ended June 30, 1997 from the same period in 1996, and as a percentage
of revenue to 19.2% from 18.9% in 1996.   The increase in selling, general and
administrative expenses for the six months ended June 30, 1997 was primarily due to increased investment in administrative systems necessary to operate as an independent public company. These investments, which are substantially complete, have been made in a new financial system, a common technology platform and the consolidation of the accounting function. These investments are expected to be fully completed by the end of the year.

  During the six months ended June 30, 1997, amortization of goodwill increased 73.9% to $532,000, compared to the corresponding period in 1996. This increase is due to additional goodwill recorded for certain contingent obligations arising from the acquisition of LANSystems.

  The Company's effective income tax rate decreased to 50% in the first six months of 1997 from 53.4% in 1996. The effective tax rate exceeds the U.S. federal statutory rate primarily due to the effect of nondeductible goodwill amortization and state taxes.

  Net income increased $0.2 million to $0.8 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 as a result of the foregoing factors.

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

  On November 6, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank (the "Bank") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in three years and will bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio. The Credit Agreement contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company has historically not paid interest with respect to the advances it received from R.R. Donnelley. The Company's interest expense will increase as the Company borrows under the Credit Agreement. At June 30, 1997, the Company was in compliance with all debt covenants and there were $12.0 million in borrowings outstanding under the Credit Agreement.

  The Company had net usage of cash from operations of $8.9 million during the six months ended June 30, 1997, as compared to cash used by operations of $9.1 million in 1996. The decreased usage in 1997 was primarily due to an increase in net income and depreciation offset by a decrease in the net change in assets and liabilities. The decrease in the net change in assets and liabilities was primarily due to improved management of inventories and payables as well as an increase in deferred revenues more than offset by an increase in receivables of $11.2 million. This increase is due to a number of factors, including the termination of the factoring arrangement with R.R. Donnelley and delays in billing and collection functions at LANSystems. These LANSystems functions were delayed because of the implementation of new systems at LANSystems, the implementation of the Company's new financial management and accounting system, and the centralization of the Company's accounting function. The Company anticipates that days outstanding in receivables will decrease in the third and fourth quarters of 1997.

  Capital expenditures increased $2.3 million to $4.4 million in the first six months of 1997 from $2.1 million in 1996, primarily due to new client site start-ups and investment in the Company's financial and operating management system that is being implemented. For the six months ended June 30, 1997, the Company had $7.9 million of cash provided by financing activities, primarily from the Credit Agreement offset by a reduction in Advances from Related Party.

  For the six months ended June 30, 1997 operating cash flow (earnings from operations plus depreciation and amortization) was $4.8 million, up from $3.8 million for the corresponding period in 1996. The Company believes cash flows from operations and the Credit Agreement will be sufficient to fund, during the term of the Credit Agreement, its ongoing operations, continued growth and investment, including acquisitions.

                           PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on May 7, 1997. The matters voted upon at the Annual Meeting were:

        1.  Election of Directors

            Charles F. Moran                    [4,306,419] For
                                                [   12,151] Against
                                                [        0] Withheld Authority
                                                [        0] Broker Non-Votes

            Daniel I. Malina                    [4,306,419] For
                                                [   12,151] Against
                                                [        0] Withheld Authority
                                                [        0] Broker Non-Votes


        2.  Approval of the                     [4,020,900] For
            Donnelley Enterprise                [   23,101] Against
            Solutions Incorporated              [    2,310] Abstentions
            1997 Non-Employee                   [  272,259] Broker Non-Votes
            Director Stock Plan

        3.  Approval of the Amended             [4,008,190] For
            and Restated Donnelley              [   17,701] Against
            Enterprise Solutions                [    2,300] Abstentions
            Incorporated 1996                   [  290,379] Broker Non-Votes
            Stock Incentive Plan

        4.  Approval of the                     [4,030,860] For
            Donnelley Enterprise                [   13,351] Against
            Solutions Incorporated              [    2,100] Abstentions
            1997 Employee Stock                 [  272,259] Broker Non-Votes
            Purchase Plan


Item 5. Other Information

  Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (i) dependence on Key clients; (ii) dependence on ability to manage growth; (iii) sensitivity to fluctuations in professional service economy; (iv) risks associated with performance of information technology projects; (v) focus on limited target markets; (vi) ability to grow through introduction of new services; (vii) dependence on ability to anticipate technological advances;
(viii) risks associated with integration of LANSystems and growth through future acquisitions; (ix) variability of quarterly results; (x) need to attract and retain key personnel in highly competitive market place; (xi) dependence on senior management; (xii) lack of operating history as a stand-alone entity; Refer to Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Registration Statement (No. 333-10127) under "Risk Factors" for a more detailed description of such factors.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
     3.1 First Amended and Restated Certificate of Incorporation of the Company.(1)
     3.2    By-laws of the Company.(1)
     10.1   Transition Services Agreement between the Company and
            R.R. Donnelley.(1)
     10.2 Benefit Administration Services Agreement between the Company and R.R. Donnelley.(1)
     10.3 Tax Allocation and Indemnification Agreement between the Company and R.R. Donnelley.(1)
     10.4   Employment Agreement between Rhonda I. Kochlefl and the
            Company.(1)(2)
     10.5   Employment Agreement between Leo S. Spiegel and the Company.(1)(2)
     10.6   Employment Agreement between Luke F. Botica and the Company.(2)(3)
     10.7   Employment Agreement between Linda A. Finkel and the Company.(2)(3)
     10.8   Severance Agreement between Thomas P. Bradbury and the
            Company.(1)(2)
     10.9   1996 Broad-Based Employee Stock Plan.(1)(2)
     10.10 Agreement of Merger among R.R. Donnelley & Sons Company, Donnelley DBS, Inc. and LANSystems, Inc.(1)
     10.11 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein.(1)
     10.12  1997 Non-Employee Director Stock Plan.(2)(3)
     10.13  Amended and Restated 1996 Stock Incentive Plan.(2)(3)
     10.14  1997 Employee Stock Purchase Plan. (3)
     10.15  Employment Agreement between David A. Shea and the Company.(2)
     10.16  Employment Agreement between Robert A. Lento and the Company.(2)
     27.1   Financial Data Schedule.
______________
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.

(2) Indicates a management contract or compensatory plan or agreement.

(3) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

  (b) No Current Report on Form 8-K was filed by the Company during the second quarter of 1997.

                                   SIGNATURE

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Donnelley Enterprise Solutions Incorporated

                              By:        /s/   Luke F. Botica
                                ------------------------------------------------
                                Luke F. Botica
                                Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 14, 1997
                              By:        /s/   Thomas A. Munro
                                ------------------------------------------------
                                Thomas A. Munro
                                Vice President & Corporate Controller
                                (Principal Accounting Officer)