Form 10-Q
period 1997-09-30
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1997-11-14
CIK 1019336

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21525

                  Donnelley Enterprise Solutions Incorporated
             (Exact name of registrant as specified in its charter)

             Delaware                        13-3160717
     (State of Incorporation)    (I.R.S. Employer Identification No.)

             161 North Clark Street, Suite 2400, Chicago, IL 60601 (Address of principal executive offices including zip code)

      Registrant's telephone number, including area code: (312) 419-7600

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [_]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, par value $0.01 per share: 5,005,000 shares outstanding as of November 14, 1997.

================================================================================

                                     INDEX

                                                                                              Page
                                                                                              ----
Part I--Financial Information

  Item 1. Financial Statements
     Consolidated Statements of Income for the three and nine month periods ended
      September 30, 1996 and 1997............................................................  1

     Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997..............  2

     Consolidated Statements of Cash Flows for the nine month periods ended September 30,
      1996 and 1997..........................................................................  3

     Notes to Consolidated Financial Statements..............................................  4

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................  6

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................  *

Part II--Other Information

  Item 1. Legal Proceedings..................................................................  *

  Item 2. Changes in Securities..............................................................  *

  Item 3. Defaults Upon Senior Securities....................................................  *

  Item 4. Submission of Matters to a Vote of Security Holders................................  *

  Item 5. Other Information..................................................................  14

  Item 6. Exhibits and Reports on Form 8-K...................................................  14

__________
  *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

Item 1: Financial Statements.


                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                         ($000s, except per share data)

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                                   -------------             -------------
                                                                1996          1997         1996         1997
                                                                ----          ----         ----         ----
                                                                   (Unaudited)                (Unaudited)
Business services outsourcing revenues..............         $14,733      $ 16,987       $ 41,164      $ 50,544

Integration services revenues.......................          10,800         6,510         29,406        26,238

Systems management outsourcing revenues.............             247         2,012            453         4,492
                                                             -------      --------        -------      --------
  Total revenues....................................          25,780        25,509         71,023        81,274

Cost of revenues....................................          20,049        21,919         54,957        64,720
                                                             -------      --------        -------      --------
  Gross profit......................................           5,731         3,590         16,066        16,554

Selling, general and administrative expenses........           4,066         9,230         12,635        19,963

Amortization of goodwill............................             229           270            534           802

Special Charge......................................             300           ---            300            --
                                                             -------      --------        -------      --------
     Earnings from operations.......................           1,136        (5,910)         2,597        (4,211)

Interest expense....................................             187           235            313           307
                                                             -------      --------        -------      --------
     Earnings before income taxes...................             949        (6,145)         2,284        (4,518)

Income taxes........................................             475        (1,923)         1,188        (1,109)
                                                             -------      --------        -------      --------
     Net income.....................................             474        (4,222)         1,096        (3,409)
                                                             =======      ========        =======      ========
Earnings per share..................................                          (.84)                        (.68)
                                                                          ========                     ========
Common shares outstanding...........................                     5,005,000                    5,005,000
                                                                         =========                    =========
Pro forma earnings per share........................             .09                          .22
                                                                 ===                          ===
Pro forma common shares outstanding.................       5,005,000                    5,005,000
                                                           =========                    =========

          See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                         ($000s, except per share data)


                                           ASSETS                               December 31,       September 30,
                                           ------                                  1996                1997
                                                                                   ----                ----
                                                                                                    (Unaudited)
Current assets:
     Cash and equivalents......................................................    $ 8,910            $   705
     Accounts receivable, less allowances for doubtful
     accounts of $460 in 1996 and $3,943 in 1997...............................     21,228             21,283
     Unbilled receivables, less allowances for doubtful
     accounts of $0 in 1996 and $200 in 1997...................................      4,847             12,501
     Inventories...............................................................      4,144              3,588
     Prepaid expenses and other current assets.................................      1,728              1,051
     Income taxes receivable...................................................      1,533              2,454
     Deferred income taxes.....................................................        867              2,383
                                                                                   -------            -------
     Total current assets......................................................     43,257             43,965
Property and equipment, net....................................................     12,646             15,569
Goodwill, net..................................................................     20,213             19,428
Other noncurrent assets........................................................         60                 56
                                                                                   -------            -------
     Total assets..............................................................    $76,176            $79,018
                                                                                   =======            =======


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit............................................................    $    --            $10,000
     Capital lease obligations, current........................................      1,162              1,069
     Notes payable, current....................................................         --                111
     Advances due to related party.............................................      6,455              2,465
     Accounts payable..........................................................      7,633              9,274
     Accrued salary and benefits...............................................      2,280              3,287
     Accrued other expenses....................................................      2,010              1,526
     Customer prepayments......................................................      4,434                 --
     Deferred revenues.........................................................      1,134              3,495
                                                                                   -------            -------
        Total current liabilities..............................................     25,108             31,227

Noncurrent liabilities:
     Capital lease obligations.................................................      1,305              1,408
     Deferred income taxes.....................................................        311                387
     Notes payable.............................................................         --                102
                                                                                   -------            -------
        Total noncurrent liabilities...........................................      1,616              1,897

Shareholders' equity:
     Common stock--$.01 par value, 15,000,000 authorized shares; 5,005,000
     issued and outstanding at December 31, 1996 and September 30, 1997........         50                 50
     Preferred stock--$.01 par value, 1,000,000 authorized shares; none issued
     and outstanding...........................................................         --                 --
     Additional paid-in capital................................................     49,399             49,245
     Cumulative translation adjustment.........................................         --                  5
     Retained earnings.........................................................          3             (3,406)
                                                                                   -------            -------
        Total shareholders' equity.............................................     49,452             45,894
                                                                                   -------            -------

        Total liabilities and shareholders' equity.............................    $76,176            $79,018
                                                                                   =======            =======

         See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000s)



                                                                      Nine months ended September 30
                                                                             1996          1997
                                                                             ----          ----
Cash flows provided by (used in) operating activities:                          (Unaudited)
    Net income..........................................................  $  1,096        $(3,409)
    Depreciation and amortization.......................................     3,301          3,977
    Amortization of goodwill............................................       534            802
    Gain on sales of equipment..........................................        --           (234)
    Net changes in assets and liabilities...............................   (15,019)        (8,759)
                                                                          --------        -------
         Net cash used in operating activities..........................   (10,088)        (7,623)
                                                                          --------        -------
Cash flows (used in) provided by investing activities:
    Capital expenditures................................................    (4,095)        (6,044)
    LANSystems contingent payments......................................    (9,494)            --
    Net proceeds on sales of equipment..................................        --            337
                                                                          --------        -------
         Net cash used in investing activities..........................   (13,589)        (5,707)
                                                                          --------        -------
Cash flows (used in) provided by financing activities:
    Advances from (to) related parties, net.............................    24,449         (3,990)
    Repayments/dividends to related party...............................    (8,622)            --
    Due LANSystems earnout participants.................................     8,700             --
    Line of credit......................................................        --         10,000
    Notes payable.......................................................        --            213
    Principal payments on capital leases................................      (951)          (949)
    Stock issuance costs................................................        --           (149)
                                                                          --------        -------
         Net cash provided by financing activities......................    23,576          5,125
                                                                          --------        -------
    Net decrease in cash and equivalents................................      (101)        (8,205)
         Cash and equivalents, at beginning of period...................       652          8,910
         Cash and equivalents, at end of period.........................       551            705
                                                                          ========        =======

The changes in assets and liabilities were as follows:
    Decrease (increase) in assets:
         Receivables, net...............................................  $ (8,659)       $(7,709)
         Inventories....................................................    (1,091)           556
         Prepaid expenses and other.....................................      (846)           677
         Income taxes receivable........................................       (40)          (921)
         Deferred income taxes..........................................        88         (1,516)
         Other noncurrent assets........................................        (2)           (13)
    Increase (decrease) in liabilities:
         Accounts payable...............................................      (224)         1,641
         Accrued salary and benefits....................................      (111)         1,007
         Accrued other expenses.........................................      (499)          (484)
         Customer prepayments...........................................    (2,996)        (4,434)
         Deferred income taxes..........................................        --             76
         Deferred revenues..............................................      (386)         2,361
         Other noncurrent liabilities...................................      (253)            --
                                                                          --------        -------
Net change in assets and liabilities....................................  $(15,019)       $(8,759)
                                                                          ========        =======
Cash paid for:
    Interest............................................................       313            333
    Income taxes........................................................  $    246        $ 1,250
                                                                          ========        =======
Supplemental non-cash investing and financing activities:
  Capital leases........................................................  $    187        $   959
                                                                          ========        =======

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

     The Company is a single-source provider of integrated information management services to professional service providers, primarily large law firms, investment banking firms and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers three general categories of services: business services outsourcing, integration services and systems management outsourcing. The Company's business services outsourcing offerings include document services, such as reprographic, networked and color printing, mailroom and facsimile services; word processing and desktop publishing; and imaging. The integration services ("LANSystems") offerings include systems integration, consulting, training and software development. Systems management outsourcing offerings include on-site management and administration of servers and desktops including the operation of client help desk functions.

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

     Consolidated Financial Statements and other financial data appearing in this Form 10-Q for the period prior to the IPO reflect the results of operations, financial position and cash flows of the Company on a carve-out basis and are derived from the historical consolidated financial statements and financial data of the Company. The consolidated financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The Company believes that the assumptions underlying all such adjustments are reasonable; however, the consolidated financial statements do not necessarily reflect the expenses and liabilities that would have been incurred by the Company operating as a stand alone entity.

     The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash
management, banking and accounts payable services for the Company.   As of
September 30, 1997, R.R. Donnelley was only providing tax services for the Company. The Company is charged fees and expenses for these services and will be terminating these services as of November 30, 1997.

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

Note 3. Earnings Per Share

     Earnings per share is determined by dividing the net income by the weighted average shares outstanding during the period. The dilutive effect of unexercised stock options has not been included in the calculation as the effect would not be material. The pro forma earnings per share calculation for the three and nine months ended September 30, 1996 does not reflect the actual weighted average shares outstanding during the period, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for the period.

Note 4. Credit Agreement

     The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank effective November 6, 1996. The credit agreement is used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs and for continued growth and investment. The agreement was amended on September 30, 1997.

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

Note 7. Change in Estimate

     In the third quarter of 1997, the Company recorded two significant changes in estimate. One change in estimate affected revenue and gross profit by $3.3 million and $2.3 million, respectively, for a change in estimate in integration services at LANSystems resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated number of hours required to complete certain other projects. The second change in estimate affected the allowance for doubtful accounts in the amount of $3.6 million, which was primarily due to the increased age of the receivables at LANSystems which lessens the likelihood of collection. The increased age of the receivables was primarily due to the implementation of a new system and employee turnover.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Overview

     The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services and information technology services. The Company has grown by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In the three months ended September 30, 1997, the Company's revenues from business services outsourcing, integration services and systems management outsourcing were $17.0 million, $6.5 million and $2.0 million, respectively, compared to $14.7 million for business services outsourcing, $10.8 million for integration services and $.2 million for systems management outsourcing for the same period of 1996. In the nine months ended September 30, 1997, the Company's revenues from business services outsourcing, integration services and systems management outsourcing were $50.5 million, $26.2 million and $4.5 million, respectively, compared to $41.2 million for business services outsourcing, $29.4 million for integration services and $.5 million for systems management services for the same period of 1996.

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

   The Company's revenues are derived primarily from (i) monthly fees under its business services outsourcing contracts, (ii) fees relating to information technology projects, (iii) the resale of hardware or software products, (iv) monthly fees under its system management outsourcing contracts, and (v) monthly fees under information technology maintenance contracts and (vi) technical training projects. The Company typically enters into contracts with its business services clients that have terms ranging from three to five years. These contracts generally provide for monthly minimum payments based on the client's historical volumes. Substantially all of the Company's business services outsourcing contracts are priced on a per unit basis for each service provided and allow for annual increases or decreases of the unit pricing for each of the outsourcing services provided in order to reflect actual costs of labor, equipment and supplies. The Company typically enters into systems management contracts with terms that average three years. System management contracts are priced on a monthly fixed fee basis, plus a fee for overtime and additional services. Integration services contracts are priced on a fixed-fee basis or a time-and-materials basis. Contracts for integration services projects typically include scope of work and acceptance criteria for identifying project completion. The Company typically seeks to obtain an increase in its fixed fees if a client makes any significant change to the original scope of a project. Payment terms for these contracts include a down payment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects.

     Increased penetration in the Company's target markets is a key element in its growth strategy. Cross-selling within the Company's existing client base resulted in two new systems management outsourcing engagements in the third quarter of 1997. Integration services revenue projects include several large scale implementations of Windows NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to Windows NT.

     DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment, research and development and start-up costs; its cost of revenues associated with systems management revenues are comprised of wages, start-up costs and equipment; and its cost of revenues associated with integration services are comprised of computer equipment, software and labor costs. The Company's gross profit margin on systems management outsourcing is higher than those associated with its business services outsourcing and integration services. The Company's margin on resold products within integration services are lower than those for business services outsourcing and systems management outsourcing. Integration service margins tend to fluctuate more than business services outsourcing margins and systems management outsourcing margins.

     DESI's selling expenses, included in selling, general and administrative expenses, are comprised of sales and support salaries, commissions, travel and entertainment. Selling expenses as a percentage of revenues for integration services are significantly higher than for business services outsourcing and systems management outsourcing due to the long-term nature of DESI's business services outsourcing contracts.

     DESI's research and development activities, included in selling, general and administrative expenses, consist of software and hardware product evaluation, trial integration of purchased hardware and software, user productivity benchmarking and the development of custom integration software.

     The Company's results of operations are sensitive to the state of the U.S. professional service economy, particularly as it affects the Company's target markets. The volume of services provided by the Company generally are lower in periods in which activities of the Company's clients are reduced by economic or other factors. The resulting decline in the Company's revenues from a particular client affects the Company's net income because a large percentage of the Company's costs are fixed, although this effect historically has been more than offset by a growth in revenues from other clients. In addition, clients have imposed pricing pressures on the Company during periods in which their activities are reduced because of their own reduced levels of profitability, thereby adversely affecting the Company's gross margins and results of operations. Again, these pricing pressures have been offset by a growth in revenues and the Company's ability to attract new clients who desire to reduce their expenses and focus on their core business by outsourcing certain services to the Company.

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

Relationship with R.R. Donnelley

     Prior to the Offering, DESI operated as a separate business within R.R. Donnelley. It had relied on R.R. Donnelley for its financing needs and for a number of support services, including legal, tax, collections, insurance, benefits administration, data processing and payroll. The Company has entered into certain agreements pursuant to which R.R. Donnelley or its affiliates have agreed to perform certain legal, tax, data processing, risk management, credit and collection, cash management, banking and accounts payable services for the Company. As of September 30, 1997, R.R. Donnelley was only providing tax services for the Company. The Company is charged fees and expenses for these services and will be terminating these services as of November 30, 1997.

     As of September 30, 1997, the Company had advances payable to R.R. Donnelley totaling approximately $2.5 million, which includes both the fees related to and amounts funded by R.R. Donnelley on behalf of the Company as specified in the transition services agreement.

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

Results of Operations

   The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues for the periods indicated:


                                               Three Months                       Nine Months
                                                  Ended                             Ended
                                               September 30,                     September 30,
                                               -------------                     -------------

                                            1996            1997              1996             1997
                                            ----            -----             ----             ----
Revenues

Business services outsourcing
                                            57.1%            66.6%            58.0%            62.2%

Integration services                        41.9             25.5             41.4             32.3

Systems management outsourcing               1.0              7.9               .6              5.5
                                           -----            -----            -----            -----

Total revenues                             100.0            100.0            100.0            100.0

Cost of revenues                            77.8             85.9             77.4             79.6
                                           -----            -----            -----            -----

Gross profit                                22.2             14.1             22.6             20.4


Selling, general and administrative
expenses                                    15.8             36.2             17.8             24.6


Amortization of goodwill                      .9              1.1               .8              1.0

Special charge                               1.2               --               .4               --
                                           -----            -----            -----            -----

Earnings from operations                     4.3            (23.2)             3.6             (5.2)

Interest expense                             0.7               .9               .4               .4
                                           -----            -----            -----            -----

Earnings before income taxes                 3.6            (24.1)             3.2             (5.6)

Income taxes                                 1.8             (7.5)             1.7             (1.4)
                                           -----            -----            -----            -----

Net income                                   1.8%           (16.6)%            1.5%            (4.2)%
                                           =====            =====            =====            =====

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     Revenues for the three months ended September 30, 1997 totaled $25.5 million, a decrease of 1.1% over 1996 revenues for the same period of $25.8 million. This $.3 million decrease was comprised of a $2.2 million, or 15.3%, increase in business services outsourcing revenues, a $4.3 million, or 39.7%, decrease in integration services revenues and a $1.8 million, or 714.6%, increase attributable to systems management outsourcing revenues. The integration services revenue decrease was due to a $3.3 million change in estimate resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated hours required to complete certain other projects as well as a $1.0 million decrease due to reduced sales with new and existing customers. Systems management outsourcing revenues increased by $1.8 million as a result of eight new contracts with six customers. Business services outsourcing revenue growth was due to a $1.6 million increase in revenues from new clients and a $.6 million increase in revenues from existing clients.

     During the three months ended September 30, 1997, the Company's cost of revenues of $21.9 million increased as a percentage of revenues from 77.8% for the three months ended September 30, 1996 to 85.9% in 1997. This increase occurred due to a decrease in margins in integration services at LANSystems primarily as a result of the change in estimate resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated hours required to complete certain other projects as well as by an increase in the reserve for obsolete inventory in the amount of $250,000. In addition, systems management outsourcing margins decreased due to start-up costs. These decreases were offset in part by an increase in business services outsourcing margins, which increased as a result of increased revenues in the higher margin services of imaging, networked color printing and desktop publishing.

     Selling, general and administrative expenses increased $5.2 million, or 127.0%, for the three months ended September 30, 1997 and as a percentage of revenues, increased to 36.2% in the third quarter of 1997 from 15.8% in 1996. The increase in selling, general and administrative expenses for the three months ended September 30, 1997 was primarily due to an increase in the allowance for doubtful accounts of $3.6 million due to the increased age of receivables, which lessens the likelihood of collection. The increased age of the receivables was primarily due to the implementation of a new system and employee turnover. The increase was also due to increased investment in administrative systems necessary to operate as an independent public company. These investments, which are substantially complete, have been made in a new financial system and a common technology platform.

     During the three months ended September 30, 1997, amortization of goodwill increased 17.9% to $270,000, compared to the corresponding period in 1996. This increase is due to additional goodwill recorded for certain contingent obligations arising from the acquisition of LANSystems.

     The Company's effective income tax rate decreased from a provision of 50.0% in the three months ended September 30, 1996 to a tax benefit of 31.3% in the three months ending September 30, 1997, primarily due to a taxable loss for the third quarter of 1997.

     Net income decreased $4.7 million to a net loss of $4.2 million in the third quarter of 1997 compared to the third quarter of 1996 as a result of the foregoing factors.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     Revenues for the nine months ended September 30, 1997 totaled $81.3 million, an increase of 14.4% over 1996 revenues for the same period of $71.0 million. This $10.3 million increase was comprised of a $9.4 million, or 22.8%, increase in business services outsourcing revenues, a $3.1 million, or 10.8%, decrease in integration services revenues and a $4.0 million, or 891.6%, increase in systems management outsourcing revenues. Business services outsourcing growth was due to a $6.8 million increase in revenues from new clients and a $2.6 million increase in revenues from existing clients. Systems management outsourcing growth of $4.0 million was due to a $3.9 million increase in revenues from new clients and a $.1 million increase in revenues from existing clients. The integration services revenue decrease of $3.1 million was due to the change in estimate resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated hours required to complete certain other projects.

     For the nine months ended September 30, 1997, the Company's cost of revenues of $64.7 million increased as a percentage of revenues to 79.6% for the nine months ended September 30, 1997 from 77.4% in 1996. This increase occurred because of a decrease in integration services margins and systems management outsourcing margins offset by an increase in the business services outsourcing margins. Integration services margins decreased primarily due to the change in estimate recorded and an increase in the reserve for obsolete inventory in the amount of $250,000 at LANSystems while systems management outsourcing margins decreased due to start-up costs at new customers. Business services outsourcing margins increased as a result of increased revenues in the higher margin services of imaging, networked color printing and desktop publishing.

     Selling, general and administrative expenses increased $7.3 million for the nine months ended September 30, 1997 from the same period in 1996, and as a percentage of revenue to 24.6% from 17.8% in 1996. The increase in selling, general and administrative expenses for the nine months ended September 30, 1997 was primarily due to an increase in the allowance for doubtful accounts of $3.6 million primarily due to the increased age of receivables, which lessens the likelihood of collection. The increased age of the receivables was primarily due to the implementation of a new system and employee turnover. The increase was also due to increased investment in administrative systems necessary to operate as an independent public company. These investments, which are substantially complete, have been made in a new financial system and a common technology platform.

     During the nine months ended September 30, 1997, amortization of goodwill increased 50.2% to $802,000, compared to the corresponding period in 1996. This increase is due to additional goodwill recorded for certain contingent obligations arising from the acquisition of LANSystems.

     The Company's effective income tax rate decreased from a provision of 52.0% for the nine months ended September 30, 1996 to a tax benefit of 24.5% for the nine months ended September 30, 1997, primarily due to a taxable loss in the third quarter of 1997.

     Net income decreased $4.5 million to a net loss of $3.4 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of the foregoing factors.

Liquidity and Capital Resources

     Prior to the completion of the IPO, the Company funded its operations, capital expenditures and acquisitions through cash flows from operations, amounts advanced interest-free from R.R. Donnelley and the sale of its business services outsourcing accounts receivable to a subsidiary of R.R. Donnelley. These receivables were sold with recourse and the Company was not charged any factoring cost. The arrangement pursuant to which the Company sold such receivables to a subsidiary of R.R. Donnelley was terminated on December 16, 1996.

     On November 6, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank (the "Bank") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement will mature in three years and will bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio. The Credit Agreement contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company has historically not paid interest with respect to the advances it received from R.R. Donnelley. The Company's interest expense will increase as the Company borrows under the Credit Agreement. At September 30, 1997, the Company was in compliance with all covenants and there were $10.0 million in borrowings outstanding under the Credit Agreement.

     The Company had net usage of cash from operations of $7.6 million during the nine months ended September 30, 1997, as compared to cash used by operations of $10.1 million in 1996. The decreased usage in 1997 was primarily due to an increase in the net change in assets and liabilities and an increase in depreciation offset by a decrease in net income. The increase in the net change in assets and liabilities was primarily due to improved management of inventories and payables as well as an increase in deferred revenues offset by increases in income tax receivables, deferred income tax assets and customer prepayments.

     Capital expenditures increased $1.9 million to $6.0 million in the first nine months of 1997 from $4.1 million in 1996, primarily due to new client site start-ups and investment in the Company's financial and operating management system that has been substantially implemented. For the nine months ended September 30, 1997, the Company had

$5.1 million of cash provided by financing activities, primarily from the Credit Agreement offset by a reduction in Advances from Related Party.

     For the nine months ended September 30, 1997 operating cash flow (earnings from operations plus depreciation and amortization) was $.6 million, down from $6.4 million for the corresponding period in 1996. This decrease was due to the changes in estimate taken in the third quarter of 1997 offset by an increase in operating cash flow in business services outsourcing of $2.2 million and systems management outsourcing of $1.1 million. The Company believes cash flows from operations and the Credit Agreement will be sufficient to fund, during the term of the Credit Agreement, its ongoing operations and continued growth and investment, including acquisitions.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

  3.1     First Amended and Restated Certificate of Incorporation of the
          Company.(1)
  3.2     By-laws of the Company.(1)
  10.1    Transition Services Agreement between the Company and R.R.
          Donnelley.(1)
  10.2 Benefit Administration Services Agreement between the Company and R.R. Donnelley.(1)
  10.3 Tax Allocation and Indemnification Agreement between the Company and R.R. Donnelley.(1)
  10.4    Employment Agreement between Rhonda I. Kochlefl and the Company.(1)(2)
  10.5    Employment Agreement between Leo S. Spiegel and the Company.(1)(2)
  10.6    Employment Agreement between Luke F. Botica and the Company.(2)(3)
  10.7    Employment Agreement between Linda A. Finkel and the Company.(2)(3)
  10.8    Severance Agreement between Thomas P. Bradbury and the Company.(1)(2)
  10.9    1996 Broad-Based Employee Stock Plan.(1)(2)
  10.10 Agreement of Merger among R.R. Donnelley & Sons Company, Donnelley DBS, Inc. and LANSystems, Inc.(1)
  10.11 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein.(1)
  10.12   1997 Non-Employee Director Stock Plan.(2)(3)
  10.13   Amended and Restated 1996 Stock Incentive Plan.(2)(3)
  10.14   1997 Employee Stock Purchase Plan.(3)
  10.15   Employment Agreement between David A. Shea and the Company.(2)
  10.16   Employment Agreement between Robert A. Lento and the Company.(2)
  20.1 Resignation of Luke Botica, the Company's Senior Vice President, Chief Financial Officer and Treasurer
  20.2    One-time charge in the Company's integration division
  27.1    Financial Data Schedule.

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.

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


                                     Donnelley Enterprise Solutions Incorporated


Date: November 14, 1997              By: /s/ Thomas A. Munro
                                         ---------------------------------------
                                     Thomas A. Munro
                                     Vice President & Corporate Controller
                                     (Principal Accounting Officer)