Form 10-K405
period 1997-12-31
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1998-03-31
CIK 1019336

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

                  For the fiscal year ended December 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $25,918,750 based upon the closing price on March 16, 1998.

  The number of shares of the registrant's common stock outstanding as of March 16, 1998 was 5,005,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Donnelley Enterprise Solutions Incorporated (the "Company" or "DESI") is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services, integration services, and systems management. The Company has experienced growth by expanding its service offerings, adding new clients, increasing business with existing clients and capitalizing on the growing trend toward outsourcing. In 1997, the Company's total revenues were $110.8 million, with business services outsourcing, integration services and systems management outsourcing contributing $68.8 million, $35.1 million and $6.9 million, respectively.

BACKGROUND

  R.R. Donnelley & Sons Company ("R.R. Donnelley") began offering reprographic services in 1988 through a division known as Donnelley Business Services ("DBS") and expanded its service offerings to include networked and electronic color printing, mailroom and facsimile services, word processing, desktop publishing and imaging. In June 1995, DBS broadened its capabilities from managing paper-based information to include the management of electronic information through the acquisition of LANSystems, Inc. ("LANSystems") which has provided integration services since 1983, including systems integration, consulting, technical training and software development. As of January 1, 1996, R.R. Donnelley contributed the assets of DBS to LANSystems and changed LANSystems' corporate name to Donnelley Enterprise Solutions Incorporated. Beginning in February 1996, DESI began providing systems management outsourcing services, which include system administration, desktop maintenance and operation of the help-desk function. On November 5, 1996, DESI completed an initial public offering of 2,860,000 shares of its common stock (the "IPO"), resulting in the reduction of R.R. Donnelley's ownership in the Company to approximately 42.8%.

SERVICES

  Corporations are focusing their resources on their core businesses and outsourcing their auxiliary support functions to third party specialists. Additionally, the highly competitive labor market has increased outsourcing demand for both technical and labor intensive processes. The Company capitalizes on this opportunity by offering the following services:

 Business Services Outsourcing

  The Company's outsourcing portfolio encompasses a comprehensive array of business services, including document services, desktop publishing and imaging services.

  Document Services. The Company provides reprographic, networked and electronic color printing, mailroom and facsimile services through sites located at the client's offices. Operations are up to 24-hours a day on weekdays with scheduled weekend services. The reprographic operations typically encompass black and white copying, color copying, networked printing and binding services. The critical documents produced include legal briefs, contracts, investment banking pitch books, presentations, tax filings and litigation documents. The Company's average client site includes 15 document-production employees, for whom a typical job may entail the reproduction of a 50 page document with five color inserts, spiral binding and turn-around time of less than two hours. Monthly volumes per client site range from 50,000 to 10,000,000 pages. Reprographic services are billed monthly on a unit basis, typically with monthly minimum volume requirements.

  Mailroom services include sorting and delivery, overnight express and messenger support. Facsimile services include both manual and electronic fax transmission and receipt. Mail services are billed monthly to the client as a fixed management fee plus overtime expenses. Facsimile services are billed to the client as a fixed management fee plus overtime expenses or on a per unit basis.

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

  Imaging. The Company provides on-site imaging services and production support such as scanning, document indexing, storage and retrieval. The Company provides a complete turnkey service, including integration, database development, project management and system administration. The Company's services enable clients to process information more efficiently, store documents electronically and retrieve information at the desktop or remotely. A typical operation includes a cross-trained staff of five employees performing each of the imaging tasks, which scan and index 50,000 pages per month. Due to the project nature of this work, temporary employees are used to staff peak volume periods. The Company supplies and networks multiple servers located at the client's offices as well as at other offices, such as that of a client's co-counsel. Imaging services are billed monthly on a per unit basis, with monthly volume requirements.

  Contracts and Pricing. Client engagements typically involve contracts ranging from three to five years in duration, although the Company has entered into a limited number of shorter-term contracts at the request of its clients. The majority of DESI's contracts are cancelable only for cause, but the Company generally is willing to renegotiate contracts that no longer meet the needs of its clients. The Company believes that this policy is beneficial in that it improves client relationships and promotes the efficient use of the Company's resources. Substantially all of the Company's outsourcing contracts are priced on a per unit basis for each service provided. Furthermore, substantially all of the Company's current outsourcing contracts include a minimum amount of services the client agrees to use, with the minimum generally related to the historical volumes of the client. In the vast majority of contracts the Company is able to increase or decrease the unit pricing for each of the outsourcing services provided pursuant to a particular contract on the anniversary date of such contract in order to reflect changes in the actual costs of labor and supplies. The typical outsourcing contract also provides that DESI will supply all of the equipment necessary for the delivery of its services, the bulk of which the Company leases from third-party vendors.

 Integration Services

  The Company's integration services include systems integration, software development and technical training services.

  Systems Integration. The Company provides network design, installation, configuration and on-going maintenance for distributed computing environments. The project range includes networks with 250 to 5,000 users, often in multiple offices connected by a wide-area network. Projects vary in scope and duration. Projects involving a single office typically are completed in three to six months while large projects involving major infrastructure, operating system upgrades and multiple applications in multiple locations, some of which may be located outside of the United States, typically span 12 to 18 months. More than half of integration services revenues come from engineering services projects while the remaining revenues come from the resale of hardware or software products. The Company also offers design and implementation of electronic document management systems ("EDMS"). EDMS allows for fast and efficient access to information held within a company's enterprise-wide networks. The Company also enters into maintenance contracts on network equipment and servers with a number of clients for which the Company has completed a major systems integration project. Many of those clients have elected coverage for 24 hours per day, seven days per week.

  Software Development. The Company offers software development services that include custom utilities, application and data integration and rapid application development. Custom utilities developed in the C and C++ programming languages are designed to take advantage of system-level features and enhance program functionality. In the area of application and data integration, the Company specializes in developing solutions for moving data from different computing platforms as well as in and out of various applications. The Company's software development team uses a variety of programming languages, such as Microsoft Visual Basic and Borland's Delphi, to facilitate rapid application development in client/server database environments. In addition, Lotus Notes, Microsoft Exchange Server and Novell lnc.'s GroupWise are used to create workflow and groupware solutions.

  Technical Training. The Company offers technical training services that include application training customized to the specific end user business environment. The training services group provides project management, documentation development and production and on-site training and support.

  Contracts and Pricing. The Company's systems integration services are priced on a fixed-fee basis or a time and materials basis. Cost-based pricing is used for computer and network hardware. Contracts typically include a scope of work and acceptance criteria for identifying project completion. Payment terms include a downpayment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects. The Company's maintenance contracts are priced on an annual basis with payments usually made in advance.

 Systems Management Outsourcing

  The Company's information technology outsourcing services include systems and network management, help desk and telecommunications.

  Systems and Network Management. The Company typically provides on-site technical staff to monitor and manage the client's local and wide area network services including implementing network and systems management tools and reporting on capacity, utilization and performance.

  Help Desk. The Company provides on-site help desk services which typically include 5-20 technical staff responding to as many as 3000 calls per month 7 days per week, 24 hours per day weekdays with scheduled weekend hours. The Company supplies call tracking and reporting tools and utilizes a proprietary Lotus Notes knowledge system nationally in all its operations. Information regarding problem resolution is accumulated daily and then replicated system-wide for use at all sites. Help desk professionals are certified on the client's complete application suite.

  Telecommunications. The Company offers on-site telecommunications support to manage the voice and data networks at the client site. The service includes moves, adds, and changes to the client voice network and vendor evaluation and management.

  Contracts and Pricing. Client engagements typically involve contracts ranging from three to five years in duration. The majority of DESI's contracts are cancelable only for cause, but the Company generally is willing to renegotiate contracts that no longer meet the needs of its clients due to changing client needs or service levels. The Company believes that this policy is beneficial in that it improves client relationships and promotes the efficient use of the Company's resources. Substantially all of the Company's systems management outsourcing contracts are priced on a monthly management fee basis for services provided. The management fees are priced based on service levels, which are mutually agreed upon with the customer.

CLIENTS

  The Company has been successful in establishing strong relationships with a significant number of the leading firms in its target markets. In 1997, the Company provided services to 37 of the 100 largest law firms as ranked by the American Lawyer for 1996 and 8 of the 10 largest investment banks ranked by dollar volume of public debt and equity issuances for 1997 as reported by Securities Data Company. The Company is marketing desktop publishing and electronic document management systems within the broader commercial market. The Company believes that these markets, because they consist of sophisticated professional service organizations for which document and computer processing are critical, can benefit from the knowledge that the Company has accumulated in its current markets and will therefore provide an opportunity to expand DESI's potential client base without compromising its ability to maintain its high-quality standards and utilize its proven processes and experience.

  In 1997, approximately 10.2% of the Company's revenues came from business, integration and systems management services provided to firms other than law firms, investment banks and accounting firms. In 1996, approximately 23.1% of the Company's revenues came from business, integration and systems management services provided to firms other than law firms, investment banks and accounting firms. The decrease in this percentage has occurred as a result of the Company's focus on its target markets.

  As of December 31, 1997, the Company provided business services outsourcing under approximately 48 contracts, at over 54 client office locations, most of which are located in New York, San Francisco, Chicago, Los Angeles, Washington, D.C., Dallas and certain other major cities in the United States. In 1997, the Company has expanded its business services offerings at an investment banking client in Hong Kong and began a new investment banking business services operation in Singapore. In 1997, the Company provided integration services to nearly 200 clients. The Company has implemented projects in offices located in many major European and Asian financial centers. In 1997, the Company provided systems management outsourcing under six contracts, at eleven client office locations, located in New York, San Francisco, Chicago, Dallas, Washington, D.C. and Los Angeles.

SALES AND MARKETING

  The Company markets its services primarily through 23 account executives and sales managers who are responsible for existing clients as well as future client development. In addition, DESI's senior management plays an active and ongoing role in the sales process.

  The Company targets high-level decision makers within a particular professional service organization who share a commitment to the delivery of quality service. The typical contract for business services outsourcing and systems management outsourcing is signed between six and nine months after discussions begin with a potential client. The sales cycle with regard to integration services is typically between three and six months. The Company believes that it is important to involve seasoned account executives, as well as its executive officers, in the sales process.

  The Company also employs a variety of business development and direct marketing techniques in order to augment the work done by its own sales force, increase industry awareness and generate interest in its services. Regular direct mail initiatives and regular participation in industry trade shows and conferences in its target markets have been effective historically. The Company also co-sponsors executive business briefings and cooperative marketing programs with vendor partners, such as Microsoft Corporation and PC Docs Inc. Finally, several of the Company's senior executives serve as industry spokespersons and frequently author articles on industry trends, service issues and emerging technologies, as well as contributing to DESI's' Research technical publication.

STRATEGY

  DESI's principal growth strategy is to leverage its industry knowledge of law and investment banking services and its service record in order to expand into new services and markets. Key elements of the Company's strategy include
(i) increasing penetration in its target markets; (ii) leveraging its outsourcing expertise to expand to new services such as desktop publishing and systems management outsourcing; (iii) cross-selling its services to existing clients; and (iv) attracting and retaining outstanding employees.

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

  . Ability to Identify and Meet Client Demand for Expanded Services--DESI has expanded to new services in response to client needs. Its in-depth customer knowledge translates to business opportunity. Examples of expanded services include desktop publishing, systems management outsourcing, records management and technical training.

  . Expansion into Markets Outside our Target Markets--DESI is expanding into markets other than our target market in the services of desktop publishing and in the integration of electronic document management systems. The Company's desktop publishing operations have opportunities in Fortune 1000 businesses that utilize desktop publishing services to market their core business. The Company expects similar opportunities for growth in the EDMS market, where the Company has significant depth and experience in delivering electronic document management solutions to clients.

  . Proven Quality Driven Processes--DESI has developed proven, cost-effective processes for the delivery of business services outsourcing and information technology services, including a copyrighted production management system which permits the Company to monitor the quality of services provided by tracking use, service levels, turnaround and efficiency. The Company utilizes a Lotus Notes based knowledge system, which provides for accumulating information and leveraging the Company's experience in problem resolution.

  . Depth, Experience and Expertise of Service Delivery Personnel--The
    Company has been successful in attracting and retaining talented, motivated employees in critical positions which involve extensive client interaction, including the client managers who oversee the performance of the Company's business services and the technical staff providing help desk and network support services.

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

  The Company competes with the in-house capabilities of those firms in the Company's target markets that perform their own business services, integration and systems management functions of the types offered by the Company.

  The Company's business services compete with numerous national and regional companies. The Company's document services compete with several large national companies, including Pitney Bowes Management Services and Xerox Business Services, as well as several smaller regional companies, some of whom provide only certain of such services or focus on a particular geographic region of the United States. Competition in the Company's target markets for other business services provided by the Company, such as word processing and desktop publishing, is fragmented with few competitors. The competition in these areas is limited to Tascor Incorporated. The competitors for the business service of imaging include Quorum Corp., Aspen Systems Corp., Litigation Information Technologies, Lason Inc. and Arthur Andersen LLP.

  The market for the Company's integration services is subject to rapid change and is highly competitive. Within this market, the Company competes with a large number of participants, with no single organization having a dominant market share of the Company's target markets. Competition for integration services comes from a large number of market participants, including management consulting firms, big six accounting firms, systems integrators, facilities management companies and the professional service groups of large computer manufacturers such as International Business Machines Corp. ("IBM") and Hewlett Packard Co. Within the systems integration arena, the Company competes primarily with national firms with legal-industry focus, including Systems Research and Application Corp. and TechLaw Automation Partners.

  The Company's systems management outsourcing competes primarily in the legal market. This market is relatively new and not competitive. The demand in this market is growing as law firms are realizing the advantage to outsourcing their systems management function.

  Many participants in the business services outsourcing and integration services markets have significantly greater financial, technical and marketing resources; greater name recognition; and generate greater integration services and outsourcing revenues than does DESI. The Company believes, however, that its competitive strengths, including its reputation as a high-quality provider of business services outsourcing, integration services and systems management outsourcing and its knowledge and expertise in the markets that it serves, have enabled it to be successful in persuading firms in its target markets to use certain services offered by the Company to compete with its current competitors.

HUMAN RESOURCES

  The Company's business involves the delivery of professional services and is labor intensive. The Company's performance depends, to a large extent, on the continued service of its key technical personnel and client management personnel and its ability to continue to attract, retain and motivate such personnel. The Company provides its employees a motivational and interactive work environment that features continuous and extensive professional development opportunities and bonuses based on client satisfaction and company performance, as well as a flat organizational structure that emphasizes decision-making at the client manager level.

  The Company has a comprehensive recruitment program in place to attract highly qualified employees for business services outsourcing, integration services and systems management outsourcing. To strengthen its expertise in its target markets, the Company often recruits individuals with hands-on experience and proven industry knowledge in the legal, investment banking and accounting industries. The Company augments ongoing advertisements in national newspapers and industry-trade publications with a company-wide employee referral program and regular participation in job fairs and legal-specific trade shows and conferences. The Company is a member of the On-line Career Center and uses this vehicle to post jobs and receives resumes via the Internet. The Company engages in selective recruiting at colleges with strong engineering programs. In addition, the Company belongs to the Technical Recruiter's Association in New York and employs the assistance of outside recruitment firms on a limited basis.

  The Company has a diversified training program that includes vendor-specific certification, review of best practices and an extensive mentor program. In 1997, employees received 89 engineering certifications from computer and hardware vendors including Microsoft Corporation, Novell Inc. and PC Docs Inc. As part of the Company's rigorous in-house training, new employees participate in a variety of courses such as Customized Workflow Training, Understanding a Law Firm, Quality Assurance, Problem Resolution and Team Building. In addition, employees attend mandatory human resources training seminars, including seminars concerning diversity, sexual harassment and performance leadership. In 1997, the Company started a training program for integration services employees called Boot Camp. This training program is designed to give every employee a comprehensive understanding of the integration services project lifecycle, from sales through fulfillment, and the importance of their role in it.

  As of December 31, 1997, the Company had 1,192 employees, of which 1,147 were full-time employees. Approximately 852 persons were dedicated to providing business services, including approximately 778 engaged in providing on-site services to clients, of whom approximately 711 were hourly employees. Approximately 215 persons were dedicated to providing integration services, including approximately 155 technical employees. Approximately 95 persons were dedicated to systems management outsourcing, including approximately 86 technical employees. Approximately 30 persons were dedicated to corporate staff functions. None of the Company's personnel is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The principal executive offices of the Company are located in Chicago, Illinois, where the Company leases a 20,000 square foot facility pursuant to a lease expiring in May 2002. The Company provides its outsourcing services primarily through locations at its clients' offices. Such locations are generally provided by the client without a lease and at no cost to the Company. The Company leases an 11,400 square foot facility in New York, New York pursuant to a lease expiring in April 2002. The Company has 6 regional sales offices, most of which are subject to short-term leases of not more than three years. The Company believes that its existing facilities are adequate for its current needs. The Company anticipates that additional space may be required as business expands and believes that it will be able to obtain such additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

  Information with respect to those individuals who currently serve as executive officers of the Company is set forth below. Executive officers of the Company are appointed annually by the Board of Directors and serve until their successors have been duly elected and qualified.

               NAME           AGE                   POSITION
               ----           --- -------------------------------------------
      Rhonda I. Kochlefl ....  39 Chairman, President and Chief Executive
                                  Officer and Director
      Thomas A. Munro .......  36 Vice President, Chief Financial Officer and
                                  Assistant Secretary
      Nestor P. Holynskyj ...  35 Chief Technology Officer
      Linda A. Finkel........  38 President, Donnelley Business Services
      Robert A. Lento........  36 President, LANSystems
      David J. Shea..........  42 President, Systems Management Group
      Kenneth M. Goldstein ..  51 Vice President, Human Resources

  Rhonda I. Kochlefl has been the Chairman, President and Chief Executive Officer of the Company since February 1996. From January 1995 to February 1996, she was the President of DBS, and, from June 1995 to February 1996, she was the Chairman of LANSystems. From 1992 to 1995, she was Vice President, Division Director of DBS. From 1988 to 1991, she was General Manager for the eastern region of DBS, for which she was responsible for all sales and operations. Ms. Kochlefl has been a director of the Company since February 1996.

  Thomas A. Munro has been Vice President, Chief Financial Officer since January 1998 and Vice President, Corporate Controller and Assistant Secretary since March 1997. From 1995 to February 1997, he served as Controller of DBS. From 1993 to 1995, he was Financial and Operations Manager of DBS. He joined R.R Donnelley in 1987 and held various financial positions with R.R. Donnelley.

  Nestor P. Holynskyj has been Chief Technology Officer of the Company since January 1998. He served as Vice President, Consulting Services Group of LANSystems and Vice President/General Manager, Eastern region of LANSystems from 1990 to 1998. From 1980 to 1990, he held two Vice President positions at J.P. Morgan.

  Linda A. Finkel has been President of the DBS division of DESI since February 1996. From 1994 to 1996, she served as the Vice President/General Manager for the central region of DBS. She joined R.R. Donnelley in 1982 and held various positions with R.R. Donnelley, including that of information services account executive.

  David J. Shea has been the President of the Systems Management division of DESI since February 1997. Prior to becoming the President, he served as the Senior Vice President and General Manager of the Systems Management division from July 1996 to February 1997. Mr. Shea was the Vice President and General Manager of the eastern region of DBS and eastern region General Manager of DBS from November 1993 to June 1996. From 1990 to 1993, he was Client Solutions Executive and Consulting Practice Manager of Integrated Systems Solutions Corporation, a systems outsourcing subsidiary of IBM.

  Robert A. Lento has been the President of the LANSystems division since January 1997. From January 1995 to 1997, he was the Senior Vice President of Operations for Entex Information Services, Inc. ("Entex"), an integration services firm. From 1992 to 1995, Mr. Lento was a Regional Director of Entex. From 1990 to 1992, he was a General Manager of Entex. Prior to joining Entex, Mr. Lento was the owner of Computer Professionals, Inc., which was acquired by Entex in 1990.

  Kenneth M. Goldstein has been Vice President, Human Resources since June of 1996. Prior to this position, from 1982 to 1996, he held various positions with R.R. Donnelley, including Director of Human Resource Planning, Director of Human Resources for the commercial print sector, Director of Organizational Development, Manager of Supervisory and Management Development and Training Administrator of R.R. Donnelley's Los Angeles manufacturing division. Mr. Goldstein also taught for the Los Angeles Unified School District.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the Nasdaq National Market (NASDAQ symbol: DEZI). The Company's Common Stock began trading on October 31, 1996 in connection with the IPO. Prior to such time, R.R. Donnelley was the sole stockholder of the Company.

  As of March 16, 1998, there were 943 beneficial holders of the Company's Common Stock.

  The following table sets forth the high and low bid prices of the Company's Common Stock as reported by the Nasdaq National Market for the period beginning October 31, 1996 and ending December 31, 1997.

      FISCAL YEAR 1996                                              HIGH   LOW
      ----------------                                             ------ ------
      Fourth Quarter
       (October 31 to December 31)................................ 26 1/4 19 1/4
      FISCAL YEAR 1997
      ----------------
      First Quarter
       (January 1 to March 31) ...................................   25    9 1/8
      Second Quarter
       (April 1 to June 30)....................................... 11 3/8  9 1/2
      Third Quarter
       (July 1 to September 30) .................................. 14 1/8  8 1/8
      Fourth Quarter
       (October 1 to December 31) ................................ 10 7/8  7 3/8

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected historical consolidated financial data of DESI. Income statement data for each of the three years in the period ended December 31, 1997 and balance sheet data as of December 31, 1996 and 1997 have been derived from the audited consolidated financial statements of DESI contained herein. Income statement data for the years ended December 31, 1993 and 1994 and balance sheet data as of December 31, 1994 and 1995 have been derived from audited consolidated financial statements not contained in this Form 10-K. Balance sheet data as of December 31, 1993 has been derived from unaudited information of DESI. The unaudited financial data includes all adjustments that the Company considers necessary for a fair presentation of the consolidated financial position as of December 31, 1993. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Consolidated Financial Statements of DESI and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                      1993    1994   1995(1) 1996(1) 1997(1)
                                     ------- ------- ------- ------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT:
Revenues............................ $23,527 $34,745 $65,944 $96,464 $110,844
Cost of revenues....................  18,800  27,800  52,858  75,537   88,545
                                     ------- ------- ------- ------- --------
  Gross profit......................   4,727   6,945  13,086  20,927   22,299
Selling expenses....................   1,665   2,110   5,563   9,929    8,973
General and administrative
 expenses...........................   1,333   1,540   5,908   7,812   16,381
Amortization of goodwill............     --      --      295     804    1,072
Special charge......................     --      --      --      300      --
                                     ------- ------- ------- ------- --------
  Earnings (loss) from operations...   1,729   3,295   1,320   2,082   (4,127)
Interest expense, net...............     184     283     522     384      553
                                     ------- ------- ------- ------- --------
  Earnings (loss) before income
   taxes............................   1,545   3,012     798   1,698   (4,680)
Income tax expense (benefit)........     684   1,277     495   1,073   (1,400)
                                     ------- ------- ------- ------- --------
  Net income (loss)................. $   861 $ 1,735 $   303 $   625 $ (3,280)
                                     ======= ======= ======= ======= ========
Basic and diluted earnings (loss)
 per share (2)......................                                 $   (.66)
                                                                     ========
Pro forma earnings per share
 (3)(4).............................                         $   .12
                                                             =======
                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                      1993    1994    1995    1996     1997
                                     ------- ------- ------- ------- --------
BALANCE SHEET DATA (AT END OF
 PERIOD):
Total assets........................ $ 6,826 $ 9,813 $39,696 $76,176  $77,073
Advances due to related party.......   2,181     191   4,672   6,455      510
Debt, including capital lease
 obligations........................   2,672   3,845   3,125   2,467    8,296
Total shareholders' equity (4)......     --      --   15,757  49,452   46,016

--------
(1) Income statement data for the years ended December 31, 1995, 1996 and 1997 includes the results of operations of LANSystems, which the Company acquired in June 1995, beginning July 1, 1995.

(2) Basic and diluted earnings per share is based upon implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share".
(3) Pro forma earnings per share is computed by dividing net income for the year ended December 31, 1996 by the total shares outstanding subsequent to the IPO of 5,005,000.
(4) No shareholders' equity is shown as of the periods ended December 31, 1993 through 1994 because the Company was operated as a division of R.R. Donnelley during such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Overview

  The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services outsourcing and systems management outsourcing. Through the integration services group, the Company also offers integration services to the professional services market. The Company has experienced growth by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In 1997, the Company's total revenues were $110.8 million, with business services outsourcing, integration services and systems management outsourcing contributing $68.8 million, $35.1 million and $6.9 million, respectively. In 1996, the Company's total revenues were $96.5 million, with business services outsourcing, integration services and systems management outsourcing contributing $57.1 million, $38.4 million and $1.0 million, respectively.

  DESI commenced its outsourcing operations in 1988 as a provider of reprographic services and has expanded its service offerings to include networked and electronic color printing, mailroom and facsimile services, desktop publishing and imaging. In June 1995, the Company broadened its capabilities from managing paper-based information to include the management of electronic information through the acquisition of LANSystems, which has provided integration services, including systems integration, software development, consulting and technical training, since 1983. In February 1996, the Company began providing systems management outsourcing services.

  For the year ended December 31, 1995, revenues from the Company's top 20 clients accounted for 70.4% of revenues, with revenues from the top two clients accounting for 8.9% and 7.3%, respectively. For the year ended December 31, 1996, the Company's top 20 clients accounted for approximately 61.0% of the Company's revenues, with the top two clients accounting for approximately 10.6% and 6.0% of such revenues, respectively. For the year ended December 31, 1997, the Company's top 20 clients accounted for approximately 69.4% of the Company's revenues, with the top two clients accounting for approximately 12.6% and 7.0% of such revenues, respectively. Eleven of the contracts with business outsourcing clients and one contract with a systems management client expire prior to December 31, 1998. Although most of the Company's business outsourcing and systems management outsourcing contracts are cancelable only for cause, DESI is generally willing to renegotiate contracts that no longer meet the needs of its clients.

  The Company's revenues are derived primarily from (i) monthly fees under its business services outsourcing contracts, (ii) fees relating to integration projects, (iii) the resale of hardware or software products, (iv) monthly fees under its system management outsourcing contracts, (v) monthly fees under integration services maintenance contracts and (vi) technical training projects. The Company typically enters into contracts with its business services clients that have terms ranging from three to five years. These contracts generally provide for monthly minimum payments based on the client's historical volumes. Substantially all of the Company's business services outsourcing contracts are priced on a per unit basis for each service provided and allow for annual increases or decreases of the unit pricing for each of the outsourcing services provided in order to reflect actual costs of equipment, labor and supplies. The Company typically enters into systems management outsourcing contracts with terms that average three years. System management contracts are priced on a monthly fixed fee basis, plus a fee for overtime and additional services. Integration services contracts are priced on a fixed-fee basis or a time-and-materials basis. Contracts for integration projects typically include scope of work and acceptance criteria for identifying project completion. The Company typically seeks to obtain an increase in its fees if a client makes any significant change to the original scope of a project. Payment terms for these contracts include a down payment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects.

  Increased penetration in the Company's target markets is a key element in its growth strategy. The Company's business services outsourcing group increased its presence in the legal and investment banking markets with five new clients in 1997 and six client service expansions to new locations, partially offset by the loss of four clients. The company's systems management group increased its client base in the legal and investment banking markets by adding six new clients in 1997. Integration services revenue included several large scale implementations of Windows NT in both the legal and investment banking markets. The Company expects to continue to capitalize on the marketplaces' migration from Netware to Windows NT.

  The strategy to focus on higher margin technology related services continues to drive a change in the Company's product mix, resulting in an increase in desktop publishing service, systems management outsourcing and integration service related revenues which typically generate a higher margin. The revenues associated with the resale of hardware or software products, generally associated with a typical integration project, were 41.7% of total integration services revenues for 1997, as compared to 48.6% in 1996. The Company provides products to its clients only as an accommodation and generally as required for particular projects. The Company's maintenance contracts are priced on an annual basis with payments made generally in advance.

  DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment and start-up costs; its cost of revenues associated with systems management revenues are comprised of wages, start-up costs and depreciation on fixed assets; and its cost of revenues associated with its integration services are comprised of computer equipment and software and labor costs. The Company's margins on resold products within integration services are lower than those for business service outsourcing and systems management outsourcing. Integration services margins tend to fluctuate more than business services outsourcing margins and systems management outsourcing margins.

  DESI's selling expenses are comprised of sales and support salaries, commissions and travel and entertainment. Selling expenses as a percentage of revenues for integration services are significantly higher than for business outsourcing services due to the long-term annuity nature of DESI's business outsourcing contracts.

  DESI's research and development activities, the costs of which are included in general and administrative expenses, consist of software and hardware product evaluation, trial integration of purchased hardware and software, user productivity benchmarking and the development of custom integration software.

  The Company's results of operations are sensitive to the state of the U.S. professional service economy, particularly as it affects the Company's target markets. The volume of services provided by the Company generally are lower in periods in which activities of the Company's clients are reduced by economic or other factors. The resulting decline in the Company's revenues from a particular client affects the Company's net income because a large percentage of the Company's costs are fixed. In addition, clients have imposed pricing pressures on the Company during periods in which their activities are reduced because of their own reduced levels of profitability, thereby adversely affecting the Company's gross margins and results of operations. Again, these pricing pressures have been offset by a growth in revenues and the Company's ability to attract new clients who desire to reduce their expenses by outsourcing certain services to the Company.

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

 Relationship with R.R. Donnelley

  Prior to the Offering, DESI operated as a separate business within R.R. Donnelley. It had relied on R.R. Donnelley for its financing needs and for a number of support services, including legal, tax, insurance, benefits administration, data processing and payroll. As of December 31, 1997, the Company had advances payable to R.R. Donnelley totaling approximately $510,000, which is disputed. As of December 31, 1996, the Company had advances payable to R.R. Donnelley totaling approximately $6.5 million, which includes both the fees related to the Transition Services Agreement and Benefit Administration Services Agreement, as well as amounts funded by R.R. Donnelley on behalf of the Company as specified in the Transition Services Agreement. See Note 4 of Notes to the Consolidated Financial Statements of DESI.

  The 1995 consolidated financial statements reflect the results of operations, financial position and cash flows of the Company on a carve-out basis; that is, the financial statements have been adjusted to reflect certain expenses and liabilities incurred by R.R. Donnelley on behalf of the Company. The 1996 consolidated financial statements through the closing of the IPO are also on a carve-out basis. The Company believes that the assumptions underlying all such adjustments are reasonable; however, such consolidated financial statements do not necessarily reflect the results of operations, financial position and cash flows of the Company had the Company operated as a separate entity during the periods presented. Income taxes reflected in such consolidated financial statements through the closing of the IPO were determined as if the Company had filed a separate return.

  The Company entered into certain agreements (the Transition Services Agreement and the Benefit Administration Services Agreement) pursuant to which R.R. Donnelley or its affiliates had agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management and banking and accounts payable services for the Company. The Company was charged fees and expenses for these services and retained the right to terminate services provided under the agreements upon 30 days notice. The Benefit Administration Services Agreement was terminated as of December 31, 1996. The Transition Services Agreement was terminated throughout 1997 with the last service terminated as of November 30, 1997. Fees related to the Transition Services Agreement in 1997 were $219,000 while fees related to the Transition Services Agreement and Benefit Administration Services Agreement in 1996 were $66,000 and $544,000, respectively.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statements of income as a percentage of revenues for the periods indicated:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          --------------------
                                                          1995(1) 1996   1997
                                                          ------- -----  -----
  Business services outsourcing revenues.................   69.3%  59.1%  62.1%
  Integration services revenues..........................   30.7   39.9   31.7
  Systems management outsourcing revenues................    --     1.0    6.2
                                                           -----  -----  -----
    Total revenues.......................................  100.0  100.0  100.0
  Business services outsourcing cost of revenues.........   84.0   82.0   78.9
  Integration services cost of revenues..................   71.4   73.6   83.3
  Systems management outsourcing cost of revenues........    --    49.8   72.8
                                                           -----  -----  -----
    Total cost of revenues...............................   80.2   78.3   79.9
  Business services outsourcing gross profit.............   16.0   18.0   21.1
  Integration services gross profit......................   28.6   26.4   16.8
  Systems management outsourcing gross profit............    --    50.2   27.2
                                                           -----  -----  -----
    Total gross profit...................................   19.9   21.7   20.1
  Selling expenses.......................................    8.4   10.3    8.1
  General and administrative expenses....................    9.0    8.1   14.8
  Amortization of goodwill...............................     .5    0.8    1.0
  Special charge.........................................    --     0.3    --
                                                           -----  -----  -----
    Earnings (loss) from operations......................    2.0    2.2   (3.8)
  Interest expense, net..................................    0.8    0.4    0.5
                                                           -----  -----  -----
    Earnings (loss) before income taxes..................    1.2    1.8   (4.3)
  Income tax expense (benefit)...........................    0.7    1.1   (1.3)
                                                           -----  -----  -----
    Net income (loss)....................................    0.5%   0.6%  (3.0)%
                                                           =====  =====  =====

--------
(1) The results of operations of LANSystems are included in DESI's consolidated statements of income since July 1, 1995.

 Year ended December 31, 1997 compared to year ended December 31, 1996

  Revenues for the year ended December 31, 1997 totaled $110.8 million, a 14.8% increase over 1996 revenues of $96.5 million. This $14.3 million increase was comprised of a $11.8 million, or 20.7%, increase in business services outsourcing revenues, a $3.3 million decrease attributable to integration services and a $5.9 million increase attributable to systems management outsourcing. Business services outsourcing growth was due to a $9.0 million increase in revenues from new clients and a $2.8 million increase in revenues from existing clients. The integration services revenue decrease of $3.3 million was primarily due to a $3.3 million change in estimate resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated hours required to complete certain other projects. Revenues from integration services were comprised of $14.6 million from the resale of hardware and software products and $20.5 million from services. Systems management outsourcing growth of $5.9 million was due to five new outsourcing contracts.

  Cost of revenues of $88.5 million increased as a percentage of revenues to 79.9% from 78.3% in 1996 because of a decrease in the integration services margins, offset by an increase in the business services outsourcing margins. Business services outsourcing margins increased as a result of increased revenues in higher margin services, a decrease in start-up costs and higher productivity at client sites. Integration services margins decreased primarily as a result of a $2.3 million change in estimate resulting from the reduction in scope on certain integration projects, operating performance issues and an increase in the estimated hours required to complete certain other projects.

  Selling expenses decreased $1.0 million, or 10%, from 1996, and as a percentage of revenues, decreased to 8.1% in 1997 from 10.3% in 1996. Selling expenses as a percentage of revenues decreased primarily due to turnover of integration services sales staff and delays in hiring new staff.

  General and administrative expenses increased $8.6 million, or 110%, from 1996, and as a percentage of revenues, increased to 14.8% in 1997 from 8.1% in 1996. General and administrative expenses as a percentage of revenues increased primarily due to an increase in the allowance for doubtful accounts of $3.6 million recorded in the third quarter of 1997, the start up of systems management outsourcing services, additional expenses necessary to operate as a public company and the increased investment in administrative systems. These investments, which are substantially complete, include a new financial system and a common technology platform.

  Amortization of goodwill was $1.1 million, compared to $0.8 million in 1996. The increase was due to a full year of amortization in 1997, as goodwill increased during the third quarter of 1996 due to earnout payments related to the LANSystems acquisition.

  A special charge of $300,000 was recorded in 1996 to reflect the severance agreement related to the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division.

  Interest expense increased to $0.6 million from $0.4 million in 1996 primarily due to interest expense related to borrowings on the line of credit.

  In 1997, the Company's effective income tax rate was a benefit of 29.9%, primarily due to a taxable loss in 1997. The Company's effective income tax rate was 63.2% in 1996. The 1996 effective rate exceeded the U.S. federal statutory rate due to the effect of nondeductible goodwill and state taxes.

  Net income decreased $3.9 million to a net loss of $3.3 million in 1997 as a result of the foregoing factors.

 Year ended December 31, 1996 compared to year ended December 31, 1995

  Revenues for the year ended December 31, 1996 totaled $96.5 million, a 46.3% increase over 1995 revenues of $65.9 million. This $30.5 million increase was comprised of a $11.4 million, or 24.9%, increase in business services outsourcing revenues and a $19.1 million increase attributable to integration services. Business services outsourcing growth was due to a $3.7 million increase in revenues from new clients and a $7.5 million increase in revenues from existing clients. Integration services growth resulted from the inclusion of LANSystems for all of 1996. Revenues from integration services were comprised of $19.1 million from the resale of hardware and software products and $20.3 million from services.

  Cost of revenues of $75.5 million decreased as a percentage of revenues to 78.3% from 80.2% in 1995 because of an increase in the business services outsourcing margins, offset by a decrease in the integration services margin. Business services outsourcing margins increased as a result of increased revenues in higher margin services, a decrease in start-up costs, higher productivity at client sites and a reduction in equipment expense due to vendor renegotiations. Integration services margins decreased as a result of a less than expected LANSystems revenue growth, increased subcontracted labor and lower productivity from new hires.

  Selling expenses increased $4.4 million, or 78.5%, from 1995, and as a percentage of revenues, increased to 10.3% in 1996 from 8.4% in 1995. Selling expenses as a percentage of revenues increased primarily due to the LANSystems acquisition being included for a full year ($3.3 million) and the start up of systems management outsourcing services.

  General and administrative expenses increased $1.9 million, or 32.2%, from 1995 and as a percentage of revenues, decreased to 8.1% in 1996 from 9.0% in 1995. General and administrative expense increased primarily due to the inclusion of LANSystems for the full year ($1.0 million), the closing of the LANSystems' San Diego office ($0.3 million) and an investment in personnel to support revenue growth.

  Amortization of goodwill was $0.8 million, compared to $0.3 million in 1995. The increase was due to the inclusion of the LANSystems acquisition for the entire 1996 year.

  A special charge of $300,000 was recorded in 1996 to reflect the severance agreement related to the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division.

  Interest expense, which primarily related to capital leases and the $8.0 million dividend note to R. R. Donnelley, was offset by interest income earned on the proceeds from the Offering and decreased by $0.1 million.

  The Company's effective income tax rate increased to 63.2% in 1996 from 62.0% in 1995. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and state taxes.

  Net income increased $0.3 million, or 106.3%, to $0.6 million in 1996 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the completion of the IPO, the Company funded its operations, capital expenditures and acquisitions through cash flows from operations, amounts advanced interest-free from R.R. Donnelley and the sale of its business services outsourcing accounts receivable to a subsidiary of R.R. Donnelley. These receivables were sold without recourse and the Company was not charged any factoring cost. During the years ended December 31, 1995 and 1996, the Company factored $44.8 million and $45.1 million of receivables, respectively. Factored receivables that remain uncollected were $14.6 million, $3.5 million, and $.6 million at December 31, 1995, 1996 and 1997, respectively, and are excluded from DESI's consolidated balance sheets. The arrangement pursuant to which the Company sold such receivables to a subsidiary of R.R. Donnelley was terminated on December 16, 1996.

  On October 30, 1996, the Company entered into a credit agreement with Harris Trust and Savings Bank (the "Bank") (the "Credit Agreement") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement mature in November 1999, and bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company pays a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio, on the unused portion of the credit facility. The credit facility contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company has historically not paid interest with respect to the advances it received from R.R. Donnelley. The Company paid $658,000 in interest expense in 1997, of which $334,000 is interest expense related to borrowings on the credit facility, $314,000 relates to interest expense on capital leases and $10,000 relates to interest expense on notes payable. At December 31, 1997, the Company was in compliance with all debt covenants and there were $5.6 million in borrowings outstanding under the Credit Agreement.

  The Company had net cash provided by operations of $3.0 million for the year ended December 31, 1997, as compared to net cash used by operations of $8.4 million in 1996. This increase of $11.4 million was primarily due to improved collection and more timely invoicing of integration services clients in 1997 compared to 1996. Capital expenditures were $7.5 million in 1997, $7.3 million in 1996 and $4.1 million in 1995. Capital expenditures have increased in 1996 and 1997 over 1995 due to the implementation of a common technology platform and financial system. The Company expects to spend $3.9 million in 1998 on capital projects mainly for new client start-ups. Net cash used for financing activities was $1.6 million in 1997. Of the $1.6 million usage, $5.9 million was used to pay advances due to a related party and $1.3 million was used for payments on capital leases. This usage was partially funded by $5.6 million provided by the Company's Credit Agreement.

  For the year ended December 31, 1997, operating cash flow (net income plus depreciation and amortization) was $3.1 million, down from $5.9 million in the prior year. This decrease occurred primarily due to the changes in estimate adjustments recorded in the third quarter of 1997. The Company believes cash flows from operations and the credit facility will be sufficient to fund, during the term of the credit facility, its ongoing operations and continued growth and investment, including acquisitions.

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

  Risks Associated with Performance of Integration Projects. Most of DESI's engagements to provide integration services involve projects that are critical to the operations of its clients' businesses and that provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of a particular project by the Company or due to a software or hardware defect could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. The Company's integration projects are priced on a fixed-fee basis or a time and materials basis and contain scope of work and acceptance criteria for identifying project completion.

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

  Ability to Grow through Introduction of New Services. The Company's business strategies include growth through the introduction of new services, including systems management outsourcing, that expand on the Company's expertise in business services outsourcing and integration services. There can be no assurance that DESI will be able to market successfully or operate profitably any new services, or that the failure to perform such new services satisfactorily would not adversely affect the Company's reputation as a premier provider of information management services.

  Dependence on Ability to Anticipate Technological Advances. The success of DESI's integration services will depend, to a large extent, on its ability to anticipate and develop solutions that keep pace with changes in information processing technology, evolving industry standards and changing client preferences. In addition, there can be no assurance that products or technologies developed by third parties will not render the integration services of the Company noncompetitive or obsolete.

  Year 2000 Compliance. The Company is evaluating the impact, if any, of the Year 2000 compliance issue. The Company has taken steps to correct any potential problems that may occur. However, the Company could be impacted by external companies and systems that interact with those of the Company.

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

  Dependence on Senior Management. The Company's success depends, in part, on its ability to retain its key executive officers and the effective performance of such executive officers. The loss of one or more of the Company's key executive officers could have a material adverse effect on the Company and its prospects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Part IV, Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information required by Item 10 of this Annual Report on Form 10-K regarding directors is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. The information required by Item 10 of this Annual Report on Form 10-K regarding officers is included at the end of Part I of this Annual Report on Form 10-K. Other information required by Item 10 of this Annual Report on Form 10-K regarding both directors and officers is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Compensation and Other Information Concerning Directors and Executive Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required for by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Ownership of Capital Stock" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required for by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
  See "Financial Statements" set forth below.

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

 3. Exhibits:

      3.1 First Amended and Restated Certificate of Incorporation of the Company.(1)
      3.2      By-laws of the Company.(1)
     10.4      Employment Agreement between Rhonda I. Kochlefl and the
               Company.(1)(3)
     10.7 Employment Agreement between Linda A. Finkel and the Com-pany.(2)(3)
     10.8      Severance Agreement between Thomas P. Bradbury and the
               Company.(1)(3)
     10.9      1996 Broad-Based Employee Stock Plan.(1)(3)
     10.10     Agreement of Merger among R.R. Donnelley & Sons Company,
               Donnelley DBS, Inc. and LAN Systems, Inc.(1)
     10.11 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein.(1)
     10.12     1997 Non-Employee Director Stock Plan.(2)(3)
     10.13     Amended and Restated 1996 Stock Incentive Plan.(2)(3)
     10.14     1997 Employee Stock Purchase Plan.(2)(3)
     10.15 Employment Agreement between Robert A. Lento and the Com-pany.(3)
     10.16 Employment Agreement between David J. Shea and the Compa-ny.(3)
     23.1      Consent of Arthur Andersen LLP.
     24.1      Powers of Attorney of Thomas A. Munro, Leo S. Spiegel,
               Gregory A. Stoklosa, Charles F. Moran and W. Ed Tyler.
     27.1      Financial Data Schedule.
     99.1      Transition Services Agreement between the Company and R.R.
               Donnelley.(1)
     99.2 Benefit Administration Services Agreement between the Com-pany and R.R. Donnelley.(1)
     99.3      Tax Allocation and Indemnification Agreement between the
               Company and R.R. Donnelley.(1)

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.

(2) Incorporated herein by reference to the Company's Registration Statement on Form 10-K for the year ended December 31, 1996, filed on March 28, 1997.
(3) Indicates a management contract or compensatory plan or agreement.
(b) Reports on Form 8-K

  The following reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1997:

    October 31, 1997--Item 5, Other Events-- third quarter loss.

(c) Exhibits

 See Item 14(a)3 above.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
  Report of Independent Public Accountants................................ F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1997............ F-3
  Consolidated Income Statements for the Years Ended December 31, 1995,
   1996, and 1997......................................................... F-4
  Consolidated Statements of Changes in Shareholders' Equity for the Years
   Ended December 31, 1995, 1996, and 1997................................ F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1995, 1996, and 1997................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Donnelley Enterprise Solutions Incorporated:

  We have audited the accompanying consolidated balance sheets of DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donnelley Enterprise Solutions Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 3, 1998

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                               ---------------
                            ASSETS                              1996    1997
                            ------                             ------- -------
Current Assets:
  Cash and equivalents........................................ $ 8,910 $ 3,231
  Accounts receivable, less allowances for doubtful accounts of $460 in 1996 and $3,944 in 1997.........................  21,228  22,611
  Unbilled receivables........................................   4,847   5,874
  Inventories.................................................   4,144   3,550
  Prepaid expenses and other current assets...................   1,728   1,499
  Income tax receivable.......................................   1,533   2,418
  Deferred income taxes.......................................     867   2,689
                                                               ------- -------
    Total current assets......................................  43,257  41,872
Property and equipment, net...................................  12,646  15,999
Goodwill, net.................................................  20,213  19,158
Other noncurrent assets.......................................      60      44
                                                               ------- -------
    Total assets.............................................. $76,176 $77,073
                                                               ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Line of credit.............................................. $   --  $ 5,600
  Capital lease obligations, current portion..................   1,162     959
  Notes payable...............................................     --      111
  Advances due to related party...............................   6,455     510
  Accounts payable............................................   7,633   8,585
  Accrued salary and benefits.................................   2,280   3,340
  Accrued other expenses......................................   2,010   1,632
  Customer prepayments........................................   4,434   5,577
  Deferred revenues...........................................   1,134   2,572
                                                               ------- -------
    Total current liabilities.................................  25,108  28,886
                                                               ------- -------
Noncurrent Liabilities:
  Capital lease obligations...................................   1,305   1,552
  Deferred income taxes.......................................     311     545
  Notes payable...............................................     --       74
                                                               ------- -------
    Total noncurrent liabilities..............................   1,616   2,171
                                                               ------- -------
Shareholders' equity:
  Common stock--$.01 par value, 15,000,000 authorized Shares;
   5,005,000 issued and outstanding at December 31, 1996 and
   1997.......................................................      50      50
  Preferred stock--$.01 par value, 1,000,000 authorized
   Shares; none issued and outstanding........................     --      --
  Additional paid-in capital..................................  49,399  49,245
  Cumulative translation adjustment...........................     --       (2)
  Retained earnings...........................................       3  (3,277)
                                                               ------- -------
    Total shareholders' equity................................  49,452  46,016
                                                               ------- -------
    Total liabilities and shareholders' equity................ $76,176 $77,073
                                                               ======= =======

          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1995    1996     1997
                                                      ------- ------- --------
Business services outsourcing revenues............... $45,684 $57,048 $ 68,848
Integration services revenues........................  20,260  38,450   35,145
Systems management outsourcing revenues..............      --     966    6,851
                                                      ------- ------- --------
    Total revenues...................................  65,944  96,464  110,844
                                                      ------- ------- --------
Business services outsourcing cost of revenues.......  38,387  46,756   54,301
Integration services cost of revenues................  14,471  28,300   29,258
Systems management outsourcing cost of revenues......      --     481    4,986
                                                      ------- ------- --------
    Total cost of revenues...........................  52,858  75,537   88,545
                                                      ------- ------- --------
Business services outsourcing gross profit...........   7,297  10,292   14,547
Integration services gross profit....................   5,789  10,150    5,887
Systems management outsourcing gross profit..........      --     485    1,865
                                                      ------- ------- --------
    Total gross profit...............................  13,086  20,927   22,299
                                                      ------- ------- --------
Selling expenses.....................................   5,563   9,929    8,973
General and administrative expenses..................   5,908   7,812   16,381
Amortization of goodwill.............................     295     804    1,072
Special charge.......................................      --     300       --
                                                      ------- ------- --------
    Earnings (loss) from operations..................   1,320   2,082   (4,127)
Interest expense, net................................     522     384      553
                                                      ------- ------- --------
    Earnings (loss) before income taxes..............     798   1,698   (4,680)
Income tax expense (benefit).........................     495   1,073   (1,400)
                                                      ------- ------- --------
    Net income (loss)................................ $   303 $   625 $ (3,280)
                                                      ------- ------- --------
  Basic and diluted earnings (loss) per share........                 $   (.66)
                                                                      ========
  Basic and diluted common shares outstanding........                    5,005
                                                                      ========
  Pro forma earnings per share.......................         $   .12
                                                              =======
  Pro forma common shares outstanding................           5,005
                                                              =======


          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  ADDITIONAL CUMULATIVE                TOTAL
                           COMMON  PAID-IN   TRANSLATION RETAINED  SHAREHOLDERS'
                           STOCK   CAPITAL   ADJUSTMENT  EARNINGS     EQUITY
                           ------ ---------- ----------- --------  -------------
Balance at December 31,
 1994 ....................  $--    $   --       $--      $   --       $   --
  Net income .............   --        --        --          303          303
  Contribution of
   LANSystems from
   related party .........    31    15,726       --          --        15,757
  Repayments to related
   party .................   --        --        --         (303)        (303)
                            ----   -------      ----     -------      -------
Balance at December 31,
 1995 ....................    31    15,726       --          --        15,757
  Net income .............   --        --        --          625          625
  Initial public offering
   proceeds,
   net of expenses .......    19    41,673       --          --        41,692
  Dividend to related
   party .................          (8,000)      --         (622)      (8,622)
                            ----   -------      ----     -------      -------
Balance at December 31,
 1996 ....................    50    49,399       --            3       49,452
  Net loss ...............   --        --        --       (3,280)      (3,280)
  Initial public offering
   expenses ..............   --       (154)      --          --          (154)
  Cumulative translation
   adjustment ............   --        --         (2)        --            (2)
                            ----   -------      ----     -------      -------
Balance at December 31,
 1997 ....................  $ 50   $49,245      $ (2)    $(3,277)     $46,016
                            ----   -------      ----     -------      -------


          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1996     1997
                                                   --------  --------  -------
Cash flows provided by (used in) operating
 activities:
  Net income.....................................  $    303  $    625  $(3,280)
  Depreciation and amortization..................     3,446     4,492    5,314
  Amortization of goodwill.......................       295       804    1,072
  Gain on sale of equipment......................       --        --      (227)
  Net changes in assets and liabilities..........      (109)  (14,289)     154
                                                   --------  --------  -------
      Net cash provided by (used in) operating
       activities................................     3,935    (8,368)   3,033
                                                   --------  --------  -------
Cash flows provided by (used in) investing
 activities:
  Capital expenditures...........................    (4,084)   (7,347)  (7,548)
  Net proceeds on sale of equipment..............       --        --       414
  Acquisition of LANSystems by related party.....   (16,633)      --       --
  LANSystems contingent payments.................       --     (9,506)     --
                                                   --------  --------  -------
      Net cash used in investing activities......   (20,717)  (16,853)  (7,134)
                                                   --------  --------  -------
Cash flows provided by (used for) financing
 activities:
  Advances from (to) related parties, net........     4,481     1,783   (5,945)
  Line of credit.................................       --        --     5,600
  Notes payable..................................       --        --       185
  Repayments/dividend to related party...........      (303)   (8,622)     --
  Contribution of LANSystems from related party..    15,757       --       --
  Net proceeds from the initial public offering..       --     41,692     (154)
  Principal payments on capital leases...........    (1,301)   (1,374)  (1,262)
  Principal payments on borrowings...............    (1,200)      --       --
  Other..........................................       --        --        (2)
                                                   --------  --------  -------
      Net cash provided by (used for) financing
       activities................................    17,434    33,479   (1,578)
                                                   --------  --------  -------
Net increase (decrease) in cash and equivalents..  $    652  $  8,258  $(5,679)
Cash and equivalents, at beginning of period.....       --        652    8,910
                                                   --------  --------  -------
Cash and equivalents, at end of period...........  $    652  $  8,910  $ 3,231
                                                   ========  ========  =======
The changes in assets and liabilities, net of
 balances assumed through acquisitions, were as
 follows:
  Decrease (increase) in assets--
    Receivables, net.............................  $ (1,667) $(14,928) $(2,410)
    Inventories..................................       543      (570)     594
    Prepaid expenses and other...................       (24)   (1,240)     229
    Income tax receivable........................      (196)     (345)    (885)
    Deferred income taxes........................      (496)    1,135   (1,822)
    Other noncurrent assets......................        (3)       (1)      (1)
  Increase (decrease) in liabilities--
    Accounts payable.............................       671     1,312      952
    Accrued salary and benefits..................     1,081      (766)   1,060
    Accrued other expenses.......................     1,214       358     (378)
    Customer prepayments.........................       444       896    1,143
    Deferred revenues............................    (1,917)     (198)   1,438
    Deferred income taxes........................       --        311      234
    Other noncurrent liabilities.................       241      (253)     --
                                                   --------  --------  -------
      Net change in assets and liabilities.......  $   (109) $(14,289) $   154
                                                   ========  ========  =======
Cash paid during the period for:
  Interest.......................................  $    522  $    427  $   658
  Income taxes...................................        86       --     1,337
                                                   ========  ========  =======
Supplemental non-cash investing and financing
 activities:
  Capital leases.................................  $    581  $    716  $ 1,306
                                                   ========  ========  =======

          See accompanying notes to consolidated financial statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS:

  Donnelley Business Services ("DBS") was an unincorporated business unit of R.R. Donnelley & Sons Company ("R.R. Donnelley") from its organization in 1988 through December 31, 1995. On June 21, 1995, R.R. Donnelley acquired LAN Systems, Inc. ("LANSystems") in a business combination accounted for as a purchase (see Note 14 for further discussion). Following the acquisition, LANSystems was a wholly owned subsidiary of R.R. Donnelley and was operated together with DBS. Effective January 1, 1996, R.R. Donnelley contributed the assets and liabilities of DBS to LANSystems and LANSystems changed its name to Donnelley Enterprise Solutions Incorporated ("DESI"). The 1995 consolidated financial statements have been restated to reflect the consolidation of entities under common control by R.R. Donnelley since the date of acquisition of LANSystems. LANSystems is included in the results of operations in the accompanying financial statements since July 1, 1995. DESI and its wholly owned subsidiaries are collectively referred to herein as the "Company."

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

  The Company is a single-source provider of integrated information management services to professional service providers, primarily large law firms, investment banking firms and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers three general categories of services: business services outsourcing, integration services and systems management outsourcing. The Company's business services outsourcing offerings include document services, such as reprographic, networked and color printing, mailroom and facsimile services; word processing and desktop publishing; and imaging. The Company's integration services ("LANSystems") include systems integration, consulting, software development and technical training. The Company's systems management outsourcing offerings include on-site management and administration of servers and desktops, including the operation of client help desk functions.

2. SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Consolidation

  The consolidated financial statements include all accounts of the Company. All material intercompany balances and transactions are eliminated in consolidation.

 Revenue Recognition and Deferred Revenues

  Business Services Outsourcing--The Company recognizes revenues related to its business services outsourcing upon rendering of service. All outsourcing contracts are billed on a monthly basis. At December 31, 1996 and 1997, unbilled revenues amounted to $71,000 and $42,000, respectively.

  Integration Services--For material integration projects with a duration of three months or longer that require installation, system design and integration, the Company recognizes revenue under the percentage-of-completion method, using labor efforts incurred to date in relation to estimated total labor costs of the contracts to measure stage of completion. The cumulative effects of revisions of estimated total labor costs and revenues are recorded

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED in the period in which the facts requiring the revision become known. When a loss is anticipated on a contract, the full amount thereof is provided currently. Claims, including change orders, are reflected at estimated recoverable amounts. At December 31, 1996 and 1997, estimated revenue in excess of billings on contracts amounted to $4,776,000 and $5,841,000, respectively.

  For all other integration projects, the Company recognizes revenue upon substantial completion of the project.

  Amounts billed for systems maintenance contracts are recorded as deferred revenue and recognized in revenue over the term of the contract on a straight-line basis.

  Systems Management Outsourcing--The Company recognizes revenues related to its systems management outsourcing upon rendering of service. All outsourcing contracts are billed on a monthly basis.

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

 Property and Equipment--Capitalization and Depreciation

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on useful lives of 2 to 7 years. Maintenance and repair costs are charged to expense as incurred. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting profit or loss is recognized in income.

  Leasehold improvements are amortized over the life of the related lease. Leased capitalized assets are depreciated over the life of the related lease or the normal useful life of the asset, whichever is shorter.

 Goodwill--Capitalization and Amortization

  Goodwill consists of the excess of purchase price over the fair market value of net assets acquired as a result of the acquisition of LANSystems on June 21, 1995. The goodwill is amortized over its estimated useful life of 20 years. Accumulated amortization at December 31, 1996 and 1997, was $1,099,000 and $2,171,000, respectively.

 Impairment of Long-Lived Assets

  The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121")--"Accounting for the Impairment of Long-Lived Assets" effective January 1, 1995. In accordance with the requirements of FAS 121, the Company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the Company uses an estimate based on the future undiscounted cash flows to be derived from the asset over the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED the asset's net book value, the Company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The Company has not recognized any material impairment losses for the years ended December 31, 1995, 1996 and 1997.

 Research and Development

  Research and development expenditures are charged to earnings as incurred and amounted to $1,274,000, $1,206,000, and $1,942,000 for the years ended December 31, 1995, 1996, and 1997, respectively. These costs are reflected in the Company's consolidated statements of income as general and administrative expenses.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to fiscal year 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

 Income Taxes

  For the year ended December 31, 1995, and for the period beginning January 1, 1996 and ending November 4, 1996, the Company is included in the consolidated federal income tax return of R.R. Donnelley. The Company filed a short period return for the period beginning November 5, 1996 and ending December 31, 1996 on a stand alone basis. The consolidated tax provision for the years ended December 31, 1995 and 1996 is presented as if the Company filed a separate tax return for the full years. Deferred taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income calculated in a given year and the bases of assets and liabilities, in accordance with Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes." Income taxes through the completion of the IPO were paid by R.R. Donnelley on behalf of the Company.

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

 Reporting Comprehensive Income

  In June 1997 Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued, effective for fiscal years beginning after December 15, 1997, which requires a different format for presentation of information already included in the Company's financial statements. The Company believes the impact of FAS 130 will not have a material effect on the Company's financial statements.

 Disclosures about Segments of an Enterprise and Related Information

  In June 1997 Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), was issued, effective for fiscal years beginning after December 15, 1997, which requires that public business enterprises report certain information about operating segments and certain information about their products and services, the geographic areas in which they operate and their major customers. FAS 131 does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows. The Company is currently evaluating the impact of FAS 131 on its segment reporting.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

 Foreign Currency Translation Adjustment

  The balance sheet accounts of the Company's foreign subsidiary and division have been translated at the exchange rate in effect at the end of the year. Income and expense accounts have been translated at the weighted average rates in effect during the year.

 Use of Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's estimate related to, among other things, allowances for doubtful accounts, future cash flows associated with long-lived assets, valuation allowances for deferred tax assets and contract revenues and expenses related to integration services projects recognized using the percentage of completion method. Actual results could differ from those estimates.

3. SIGNIFICANT CLIENTS:

  A majority of the Company's revenues are attributable to clients operating in the professional services industry. For the year ended December 31, 1995, no clients accounted for greater than 10% of the Company's revenues. For the years ended December 31, 1996 and 1997, one client accounted for approximately 11% and 13% of the Company's revenues, respectively.

4. TRANSACTIONS WITH R. R. DONNELLEY & SONS COMPANY:

  Substantially all transactions with R.R. Donnelley & Sons Company were terminated in 1996, with the exception of certain services provided under the Transition Services Agreement, which were terminated in 1997, commissions paid to R.R. Donnelley salesmen and integration services sales made to R.R. Donnelley. Related-party transactions with R.R. Donnelley not disclosed elsewhere in the financial statements are as follows:

 Accounts Receivable Sold Without Recourse

  The Company sold certain accounts receivable, without recourse, to R.R. Donnelley Receivables, Inc. ("DRI"), a wholly owned subsidiary of R.R. Donnelley. The amount of the receivables sold was directly offset against the advances due to related party. The Company was not charged for any factoring costs related to these receivables and, therefore, the financial statements do not include any charge for factoring costs. During the year ended December 31, 1996 the Company factored $45.1 million of receivables to DRI. Factored receivables that remain uncollected by DRI were $3.5 million and $565,000 at December 31, 1996 and 1997, and are excluded from the accompanying consolidated balance sheets.

  As of December 16, 1996 the Company terminated the factoring agreement and no longer factors any of its receivables.

 Employee Benefit Programs

  The Company's employees participated in various employee benefit programs that were sponsored by R.R. Donnelley, including those employees acquired in connection with the acquisition of LANSystems who began participating in all such programs other than the defined benefit pension plan as of January 1, 1996 and,

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED with respect to the defined benefit pension plan, as of June 21, 1995. The employee benefit programs sponsored by R.R. Donnelley included medical, dental and life insurance, workers' compensation and a defined benefit pension plan. The Company reimbursed R.R. Donnelley for its proportionate cost of these programs based on historical experience and relative headcount. The Company recorded expense related to the reimbursement of these costs of approximately $1.9 million and $2.4 million in the years ended December 31, 1995 and 1996, respectively. The costs were charged to cost of revenues, selling expense and general and administrative expense based on the number of employees in each of these categories. The Company believes its allocation of the proportionate cost is reasonable. R.R. Donnelley is liable for all payments under these programs and, thus, no liability for these benefits has been reflected on the accompanying consolidated balance sheet.

  The weighted average discount rate used in determining the actuarial present value of the benefit obligation for the defined benefit pension plan was 7.25% and 7.5% for the years ended December 31, 1995 and 1996, respectively. The rate of increase in future compensation levels assumed was 4% for 1995 and 1996. The expected long-term rate of return on plan assets was 9.5% for both years.

  On May 1, 1996, the Company terminated its participation in the R.R. Donnelley defined benefit pension plan. R.R. Donnelley has retained all assets and liabilities related to the plan. All other benefit programs offered by R.R. Donnelley were terminated on December 31, 1996.

 Corporate Services

  Prior to the completion of the IPO, R.R. Donnelley provided certain support services to the Company including legal, tax, benefits administration, data processing, internal audit and payroll services. These charges were allocated by R.R. Donnelley to the Company based on various formulas which reasonably approximate the actual costs incurred. The corporate assessments recorded by the Company for these allocations in the accompanying consolidated income statements were approximately $650,000 and $863,000 for the years ended December 31, 1995, and 1996, respectively. The amounts allocated by R.R. Donnelley are not necessarily indicative of the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R.R. Donnelley. However, the Company believes that the allocation is reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

 Sales Through R.R. Donnelley

  The Company sold services to clients who are also clients of R.R. Donnelley. For some of these sales, an R.R. Donnelley salesman would assist the Company in making the initial client contact and executing the transaction. To compensate for these services, the Company paid a commission fee to the respective R.R. Donnelley salesman. Management believes these commission fees approximated the actual costs which may have been incurred had the Company operated as an entity unaffiliated with R.R. Donnelley. Total commissions expense related to these sales approximated $65,000, $43,000 and $82,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The sales to which these commissions relate approximated, $6,027,000, $3,936,000 and $10,556,000, respectively. The Company sold integration services and products to R.R. Donnelley. These sales approximated $955,000, $2,038,000 and $411,000 for the period July 1, 1995 through December 31, 1995 and the years ended December 31, 1996 and 1997, respectively. The receivables from R.R. Donnelley related to these sales are reflected in accounts receivable or in the advances due to related party discussed below.

 Impact of Operating as a Stand-Alone Entity

  For the year ended December 31, 1995 and for the period beginning January 1, 1996 through November 4, 1996, the accompanying financial statements reflect the Company's costs of doing business, including expenses

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED incurred by R.R. Donnelley on the Company's behalf in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55. However, the Company estimates it would have incurred increased expenses as a stand-alone company, as well as other incremental public company expenses.

 Advances Due to Related Party

  Prior to the IPO, advances due to related party represent advances from R.R. Donnelley to fund operating and investing activities, net of cash advanced to R.R. Donnelley from operating cash flows generated by the Company. Advances owed to R.R. Donnelley are non-interest bearing. The advances outstanding upon the completion of the IPO were paid in full at November 4, 1996 with proceeds from the offering.

  Advances due to related party as of December 31, 1996 relate to services provided to the Company by R.R. Donnelley under the Transition Services Agreement and the Benefit Administration Agreement. Under these agreements, R.R. Donnelley or its affiliates agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management and banking and accounts payable services for the Company. Of the approximately $6.5 million due to R.R. Donnelley as of December 31, 1996, approximately $66,000 and $544,000 relate to fees under the Transition Services Agreement and Benefit Administration Agreement, respectively. The remaining balance reflects cash fundings made on behalf of the Company by R.R. Donnelley under the Transition Services Agreement. The $510,000 due to R.R. Donnelley as of December 31, 1997 is disputed.

  The Benefit Administration Agreement terminated on December 31, 1996. The Transition Services Agreement was terminated at the Company's request on November 30, 1997.

5. PRO FORMA AND BASIC AND DILUTED EARNINGS PER SHARE

  The pro forma earnings per share calculation set forth below does not reflect the actual weighted average shares outstanding during the years ended December 31, 1995 and 1996, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for these years.

                                                              1995      1996
                                                            --------- ---------
      Net income........................................... $ 303,000 $ 625,000
      Pro forma earnings per share......................... $    0.06 $    0.12
      Pro forma common shares outstanding.................. 5,005,000 5,005,000

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which became effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the income statement with a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average numbers of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted earnings per share for the year ended 1997 were the same. The effect of outstanding stock options was not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could potentially dilute earnings per share in the future.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

6. PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           --------------------
                                                             1996       1997
                                                           ---------  ---------
      Machinery and equipment............................. $  18,211  $  21,817
      Capital leases......................................     7,089      8,239
      Leasehold improvements..............................       541        867
                                                           ---------  ---------
          Total property and equipment....................    25,841     30,923
      Accumulated depreciation and amortization...........   (13,195)   (14,924)
                                                           ---------  ---------
          Net property and equipment...................... $  12,646  $  15,999
                                                           =========  =========

  Depreciation and amortization expense of property and equipment included in the accompanying consolidated income statements was $3,446,000, $4,492,000, and $5,314,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

7. LEASE OBLIGATIONS:

  The Company leases office space and various office equipment. These leases are mainly accounted for as operating leases. Rental costs under operating lease agreements including variable charges approximated $6,065,000, $8,157,000 and $8,370,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

  The Company leases a significant amount of equipment used at its business services outsourcing sites. Some leases are accounted for as capital leases. The gross amounts of property and equipment representing capital leases in the accompanying consolidated balance sheets at December 31, 1996 and 1997 were approximately $7,089,000 and $8,239,000, respectively. Similar amounts for accumulated amortization were $4,818,000 and $5,888,000, respectively. Amortization of capital lease assets is included in depreciation and amortization expense of property and equipment.

Minimum future lease obligations at December 31, 1997, are as follows (in thousands):

                                                              OPERATING CAPITAL
                                                               LEASES   LEASES
                                                              --------- -------
      Period ending December 31--
        1998.................................................  $2,762   $1,288
        1999.................................................   2,358      981
        2000.................................................   1,714      605
        2001.................................................   1,055      211
        2002 and thereafter..................................     828      118
                                                               ------   ------
          Total minimum payments.............................  $8,717   $3,203
                                                               ======
      Less: Amount representing interest.....................             (692)
                                                                        ------
      Present value of minimum lease payments................           $2,511
                                                                        ======

8. SPECIAL CHARGE:

  The Company recorded a charge of $300,000 in the year ended December 31, 1996 to reflect the departure, effective October 4, 1996, of Thomas P. Bradbury who served as President of the LANSystems division. The Company and Mr. Bradbury entered into a severance agreement pursuant to which the Company agreed to

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED continue paying Mr. Bradbury his salary through June 21, 1997, pay him a pro-rated bonus for 1996 and permit him to participate in the Company's employee benefit plans through such date.

9. CREDIT AGREEMENT:

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on October 30, 1996. The credit agreement will be used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs, and for continued growth and investment. Amounts available under the facility will not exceed a percentage of the Company's billed and unbilled accounts receivable, and borrowings will mature in November 1999 and bear interest (i) at the prime rate announced by the bank acting as agent under the facility or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company will pay a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio, on the unused portion of the credit agreement. The commitment fees for the years ended December 31, 1996 and 1997 were $7,700 and $33,400, respectively. $5.6 million in borrowings at a weighted average rate of 6.94% were outstanding at December 31, 1997.

  The facility contains customary financial and other covenants, including requirements to (i) maintain a minimum consolidated net worth of not less than 80% of consolidated net worth on November 6, 1996 plus 50% of consolidated positive net income for each fiscal quarter; (ii) a minimum fixed charge coverage ratio specified quarterly; and (iii) a funded debt to cash flow ratio of not more than 2.5 to 1, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company was in compliance with all debt covenants as of December 31, 1997. The facility may be extended an additional year upon receipt of notice by the Administrative Agent before the second, third and fourth anniversary dates of the Agreement and terminates in full on November 5, 1999.

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

11. INCOME TAXES:

  The components of the provision for income taxes are as follows (in thousands):

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                         1995    1996    1997
                                                         -----  ------  -------
      Federal--
        Current......................................... $ 884  $ (306) $   178
        Deferred........................................  (478)    963   (1,266)
      State--
        Current.........................................   107     (67)      10
        Deferred........................................   (18)    483     (322)
                                                         -----  ------  -------
          Total provision............................... $ 495  $1,073  $(1,400)
                                                         =====  ======  =======

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

  A reconciliation of the effective tax rate from the statutory U.S. federal income tax rate of 34% is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             -----------------
                                                             1995  1996  1997
                                                             ----  ----  -----
      Federal rate.......................................... 34.0% 34.0% (34.0)%
      State taxes........................................... 11.2  11.4   (7.3)
      Goodwill amortization................................. 11.3  13.8    6.5
      Meals and entertainment...............................  5.4   4.1    1.7
      Other.................................................  0.1  (0.1)   3.2
                                                             ----  ----  -----
        Effective tax rate.................................. 62.0% 63.2% (29.9)%
                                                             ====  ====  =====

  The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax asset, which is classified between current and long-term in the accompanying consolidated balance sheets (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996    1997
                                                                  -----  ------
      Vacation liability......................................... $ 162  $  231
      Payroll and related liabilities............................   136     --
      Allowance for doubtful accounts............................   140   1,680
      Inventory..................................................   328     457
      Revenue recognition........................................   (42)   (256)
      Miscellaneous, other.......................................   143     210
      Net operating loss carryforwards...........................   --      367
                                                                  -----  ------
          Total net current deferred tax asset...................   867   2,689
                                                                  -----  ------
      Accumulated depreciation...................................   593     391
      LANSystems contingent payments.............................  (926)   (947)
      Miscellaneous, other.......................................    22      11
                                                                  -----  ------
          Total net noncurrent deferred tax liability............  (311)   (545)
                                                                  -----  ------
          Total.................................................. $ 556  $2,144
                                                                  =====  ======

  The Company has not provided a valuation allowance for deferred tax assets because, although realization is not assured, the Company believes it is more likely than not that such tax assets will be recognized through reversals of taxable timing differences and taxable income in future periods. The current net operating loss carryforwards expire between the years ended December 31, 2000 and 2010.

12. EMPLOYEE BENEFIT PLANS

  Effective January 1, 1997, the Company offered employees a 401(k) savings plan with the Company matching a portion of the amounts contributed by employees. An employee is eligible to receive the employer match after being employed by the Company for one year, if that employee was not hired by January 1, 1997. The Company matches 50% of the first 5% of the employee's contribution. Vesting on the employer match occurs over five years. For the year ended December 31, 1997, the Company contributed $441,000 to the 401(k) savings plan.

  The Company instituted a stock purchase plan in 1997 that begins effective January 1, 1998. Under the plan, the Company allows employees with at least one year of service with the Company to participate. Each employee

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED may invest up to 10% of their base compensation at a discount of 15% off the fair market value of the stock price on the last day of the offering periods, which are January 1, April 1, July 1 and October 1. The Company has not incurred any expense related to the plan in 1997 as it is not effective until January 1, 1998.

13. STOCK-BASED COMPENSATION PLANS

  The Company has three stock option plans, the 1996 Stock Incentive Plan ("Incentive Plan"), the 1996 Broad-Based Employee Stock Plan ("Broad-Based Plan") and the 1997 Non-Employee Director Plan, as well as the 1997 Employee Stock Purchase Plan. See Note 12. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             1996      1997
                                                           -------- -----------
      Net Income (Loss):
        As Reported....................................... $625,000 $(3,280,000)
        Pro Forma.........................................  538,000  (4,099,000)
      Basic and diluted EPS:
        As Reported....................................... $   0.12 $     (0.66)
        Pro Forma.........................................     0.11       (0.82)

  The Company may grant options for up to 400,000 shares of Common Stock under both the Incentive Plan and the Broad-Based Plan. Under both Plans, the option price equals the stock's market price on date of grant. These options vest over periods of two to four years and expire after ten years. Upon completion of the IPO, a total of 313,950 options were awarded under these plans to employees of the Company at an exercise price of $25.00 per share. Additionally, 5,000 shares of restricted Common Stock were granted to a key executive upon completion of the IPO. No other options were outstanding at December 31, 1996. For the year ended December 31, 1997, a total of 332,375 options were outstanding. A summary of the status of the Company's stock option plans at December 31, 1996 and 1997 is presented below:

                                                 1996              1997
                                           ----------------- -----------------
                                                    WEIGHTED          WEIGHTED
                                                    AVERAGE           AVERAGE
                                                    EXERCISE          EXERCISE
                                           SHARES    PRICE   SHARES    PRICE
                                           -------  -------- -------  --------
      Outstanding at beginning of year....     --    $  --   300,625   $25.00
      Granted............................. 313,950    25.00  107,750    12.55
      Exercised...........................       0      --         0      --
      Forfeited........................... (13,325)   25.00  (76,000)   23.54
      Expired.............................       0      --         0      --
                                           -------   ------  -------   ------
      Outstanding at end of year.......... 300,625   $25.00  332,375   $21.30
                                           =======   ======  =======   ======
      Exercisable at end of year..........       0   $  --    62,045   $25.00
                                           =======   ======  =======   ======
      Weighted average fair value of
       options............................           $15.46            $ 8.13
                                                     ======            ======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to estimate the fair value of these grants in 1996 and 1997 were, respectively: risk-free interest rate of 6.2% and 6.4%, an expected dividend yield of 0% and 0%, an expected volatility of 53.0% and 78.4% and a grant life of seven years and five years, respectively.

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

  The following unaudited pro forma income statement was prepared to illustrate the estimated effects of the acquisition as if it had occurred on January 1, 1995. The pro forma adjustments are based on the available information and upon certain assumptions the Company believes are reasonable. The pro forma income statement does not purport to represent what the Company's income statements would actually have been if such transaction in fact had occurred on January 1, 1995, or to project the Company's income statements for any future period. The information below reflects an adjustment for the amortization of goodwill based on the new cost basis of the Company, as well as an adjustment to the income tax provision to reflect the tax effect of the aforementioned adjustment.

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
      Revenues...................................................    $79,545
      Cost of revenues ..........................................     64,336
                                                                     -------
          Gross profit...........................................     15,209
      Selling expenses...........................................      7,918
      General and administrative expenses........................      7,096
      Amortization of goodwill...................................      1,065
                                                                     -------
          Earnings (loss) from operations........................       (870)
      Interest expense, net......................................        543
                                                                     -------
          Earnings (loss) before income taxes....................     (1,413)
      Income taxes...............................................        (63)
                                                                     -------
          Net income (loss)......................................    $(1,350)
                                                                     =======

15. QUARTERLY DATA (UNAUDITED):

                                      FIRST   SECOND   THIRD   FOURTH     FULL
     FOR THE FISCAL YEARS ENDED      QUARTER  QUARTER QUARTER  QUARTER    YEAR
     --------------------------      -------  ------- -------  -------  --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
December 31, 1996
  Revenues ......................... $20,451  $24,792 $25,780  $25,441  $ 96,464
  Gross profit .....................   4,371    5,562   5,509    4,668    20,110
  Net income (loss) ................     (69)     691     474     (471)      625
  Pro forma earnings (loss) per
   share ........................... $ (0.01) $  0.13 $  0.09  $ (0.09) $   0.12
                                     =======  ======= =======  =======  ========
December 31, 1997
  Revenues ......................... $27,038  $28,727 $25,509  $29,570  $110,844
  Gross profit .....................   5,901    7,064   3,590    5,744    22,299
  Net income (loss) ................     236      578  (4,222)     128    (3,280)
  Basic and diluted earnings (loss)
   per share........................ $   .05  $  0.12 $ (0.84) $   .03  $  (0.66)
                                     =======  ======= =======  =======  ========

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

  The pro forma earnings per share calculation does not reflect the actual weighted average shares outstanding during the year ended December 31, 1996, but assumes the 5,000,000 common shares outstanding upon the completion of the Offering and the 5,000 restricted common shares issued to a key executive were outstanding for this year.

16. CHANGES IN ESTIMATE:

  In the third quarter of 1997, the Company recorded two adjustments resulting from changes in estimate. One adjustment affected revenue and gross profit by $3.3 million and $2.3 million, respectively, for a change in estimate in integration and consulting services at LANSystems resulting from the reductions in scope on certain integration projects, operating performance issues and an increase in the estimated number of hours required to complete certain other projects. The second adjustment resulted primarily from a change in estimate in the allowance for doubtful accounts in the amount of $3.6 million, which was primarily due to the increased age of the receivables at LANSystems which lessens the likelihood of collection.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN CHICAGO, ILLINOIS ON MARCH 26, 1998.

                                          Donnelley Enterprise Solutions
                                           Incorporated

                                                /s/ Rhonda I. Kochlefl
                                          By___________________________________
                                                 Name: Rhonda I. Kochlefl
                                              Title: Chairman, President and
                                                  Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Rhonda I. Kochlefl          Chairman, President and         March 26, 1998
____________________________________  Chief Executive Officer and
         Rhonda I. Kochlefl           Director (principal
                                      executive officer)

                 *                   Senior Vice President and       March 26, 1998
____________________________________  Chief Financial Officer
           Thomas A Munro             (principal financial and
                                      accounting officer)

                 *                   Director                        March 26, 1998
____________________________________
           Leo S. Spiegel

                 *                   Director                        March 26, 1998
____________________________________
        Gregory A. Stolkosa

                 *                   Director                        March 26, 1998
____________________________________
          Charles F. Moran

                 *                   Director                        March 26, 1998
____________________________________
            W. Ed tyler


  /s/ Rhonda I. Kochlefl
*By: __________________________
      Rhonda I. Kochlefl
       Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Donnelley Enterprise Solutions Incorporated included in this Form 10-K and have issued our report thereon dated February 3, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page S-2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 3, 1998

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            DEDUCTIONS
                                          ADDITIONS         WRITE-OFFS
                          BALANCE  -----------------------   OF TRADE
                          AT THE               CHARGES TO  RECEIVABLES,  BALANCE
ALLOWANCES FOR DOUBTFUL  BEGINNING CHARGES TO     OTHER       NET OF     AT END
ACCOUNTS                 OF PERIOD EXPENSES(1) ACCOUNTS(2)  RECOVERIES  OF PERIOD
-----------------------  --------- ----------- ----------- ------------ ---------
For the Year Ended
 December 31, 1995......    --       $  413       $217        $ (23)     $  607
For the Year Ended
 December 31, 1996......   $607      $  248        --         $(395)     $  460
For the Year Ended
 December 31, 1997......   $460      $3,700        --         $(216)     $3,944

--------
(1) These amounts represent provisions for doubtful accounts that are included in both sales and general and administrative expenses.
(2) These amounts represent additions to the reserve resulting from the purchase of LAN Systems, Inc. by R. R. Donnelley & Sons Company in 1995.

                                 EXHIBIT INDEX

                                                                    SEQUENTIAL
 EXHIBIT                                                               PAGE
 NUMBER                    DOCUMENT DESCRIPTION                       NUMBER
 ------- --------------------------------------------------------   ----------
         First Amended and Restated Certificate of Incorporation
  3.1    of the Company.(1)
  3.2    By-laws of the Company.(1)
         Employment Agreement between Rhonda I. Kochlefl and the
 10.4    Company.(1)(3)
         Employment Agreement between Linda A. Finkel and the
 10.7    Company.(2)(3)
         Severance Agreement between Thomas P. Bradbury and the
 10.8    Company.(1)(3)
 10.9    1996 Broad-Based Employee Stock Plan.(1)(3)
 10.10   Agreement of Merger among R.R. Donnelley & Sons Company,
         Donnelley DBS, Inc. and LAN Systems, Inc.(1)
 10.11   Form of Credit Agreement among the Company, as Borrower,
         and the Banks named therein.(1)
 10.12   1997 Non-Employee Director Stock Plan.(2)(3)
 10.13   Amended and Restated 1996 Stock Incentive Plan.(2)(3)
 10.14   1997 Employee Stock Purchase Plan.(2)(3)
         Employment Agreement between Robert A. Lento and the
 10.15   Company.(3)
         Employment Agreement between David J. Shea and the
 10.16   Company.(3)
 23.1    Consent of Arthur Andersen LLP.
 24.1    Powers of Attorney of Thomas A. Munro, Leo S. Spiegel,
         Gregory A. Stoklosa,
         Charles F. Moran and W. Ed Tyler.
 27.1    Financial Data Schedule.
         Transition Services Agreement between the Company and
 99.1    R.R. Donnelley.(1)
         Benefit Administration Services Agreement between the
 99.2    Company and R.R. Donnelley.(1)
 99.3    Tax Allocation and Indemnification Agreement between the
         Company and
         R.R. Donnelley.(1)

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
(2) Incorporated herein by reference to the Company's Registration Statement on Form 10-K for the year ended December 31, 1996, filed on March 28, 1997.
(3) Indicates a management contract or compensatory plan or agreement.