Form 10-Q
period 1998-03-31
DONNELLEY ENTERPRISE SOLUTIONS INC
filed 1998-05-15
CIK 1019336

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

  Common Stock, par value $0.01 per share: 5,010,277 shares outstanding as of May 12, 1998.

================================================================================

                                     INDEX

                                                                                                                       PAGE
                                                                                                                       ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Statements of Income for the three month period ended March 31, 1997 and
       1998.......................................................................................................        1

      Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998......................................        2

      Consolidated Statements of Cash Flows for the three month period ended March 31, 1997 and
       1998.......................................................................................................        3

      Notes to Consolidated Financial Statements..................................................................        4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................        5

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................................        *

PART II--OTHER INFORMATION

   Item 1. Legal Proceedings......................................................................................        *

   Item 2. Changes in Securities..................................................................................        *

   Item 3. Defaults Upon Senior Securities........................................................................        *

   Item 4. Submission of Matters to a Vote of Security Holders....................................................        *

   Item 5. Other Information......................................................................................       10

   Item 6. Exhibits and Reports on Form 8-K.......................................................................       10

*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                   ($000s, except share and per share data)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                              ---------------------------------------
                                                                                        1997                 1998
                                                                                     ----------           ----------
                                                                                               (Unaudited)
Business services outsourcing revenues......................................         $   16,356           $   19,785
Integration services revenues...............................................              9,722                7,311
Systems management outsourcing revenues.....................................                960                2,641
                                                                                     ----------           ----------
   Total revenues...........................................................             27,038               29,737
Business services outsourcing cost of revenues..............................             12,771               15,498
Integration services cost of revenues.......................................              7,777                5,722
Systems management outsourcing cost of revenues.............................                592                1,958
                                                                                     ----------           ----------
  Cost of revenues..........................................................             21,140               23,178
Business services outsourcing gross profit..................................              3,585                4,287
Integration services gross profit...........................................              1,945                1,589
Systems management outsourcing gross profit.................................                368                  683
                                                                                     ----------           ----------
   Gross profit.............................................................              5,898                6,559
Selling, general and administrative expenses................................              5,179                5,672
Amortization of goodwill....................................................                265                  270
                                                                                     ----------           ----------
   Earnings from operations.................................................                454                  617
Interest expense (income), net..............................................                 (8)                 190
Other income................................................................                 --                  (31)
                                                                                     ----------           ----------
   Earnings before income taxes.............................................                462                  458
Income taxes................................................................                226                  224
                                                                                     ----------           ----------
   Net income...............................................................         $      236           $      234
                                                                                     ==========           ==========
Basic earnings per share....................................................              $0.05                $0.05
                                                                                     ==========           ==========
Basic common shares outstanding.............................................          5,005,000            5,010,277
                                                                                     ==========           ==========
Diluted earnings per share..................................................              $0.05                $0.05
                                                                                     ==========           ==========
Diluted common shares outstanding...........................................          5,009,708            5,013,300
                                                                                     ==========           ==========


         See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                          ($000s, except share data)

                                                                                                 December 31,    March 31,
                                            ASSETS                                                   1997          1998
                                            ------                                                   ----          ----
                                                                                                         (Unaudited)
Current assets:
   Cash and equivalents........................................................................       $ 3,231       $ 2,937
   Accounts receivable, less allowances for doubtful accounts of $3,944 in 1997 and
      $ 2,870 in 1998..........................................................................        22,611        21,940
   Unbilled receivables........................................................................         5,874         5,910
   Inventories.................................................................................         3,550         3,249
   Prepaid expenses and other current assets...................................................         1,499         1,242
   Income taxes receivable.....................................................................         2,418         1,606
   Deferred income taxes.......................................................................         2,689         2,452
                                                                                                      -------       -------
      Total current assets.....................................................................        41,872        39,336
Property and equipment, net....................................................................        15,999        15,818
Goodwill, net..................................................................................        19,158        18,888
Other noncurrent assets........................................................................            44            43
                                                                                                      -------       -------
      Total assets.............................................................................       $77,073       $74,085
                                                                                                      =======       =======

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
Current liabilities:
  Line of credit...............................................................................       $ 5,600       $ 7,900
  Capital lease obligations, current portion...................................................           959           934
  Notes payable, current portion...............................................................           111           111
  Advances due to related party................................................................           510           520
  Accounts payable.............................................................................         8,585         8,157
  Accrued salary and benefits..................................................................         3,340         2,794
  Accrued other expenses.......................................................................         1,632         1,548
  Customer prepayments.........................................................................         5,577         2,213
  Deferred revenues............................................................................         2,572         1,402
                                                                                                      -------       -------
      Total current liabilities................................................................        28,886        25,579
Noncurrent liabilities:
  Capital lease obligations....................................................................         1,552         1,635
  Deferred income taxes........................................................................           545           533
  Notes payable................................................................................            74            46
                                                                                                      -------       -------
      Total noncurrent liabilities.............................................................         2,171         2,214
Shareholders' equity:
  Common stock--$.01 par value, 15,000,000 authorized shares; 5,005,000 and 5,010,277
    issued and outstanding at December 31, 1997 and March 31, 1998, respectively...............            50            50
  Preferred stock--$.01 par value, 1,000,000 authorized shares; none issued and
   outstanding.................................................................................            --            --
  Additional paid-in capital...................................................................        49,245        49,285
  Cumulative translation adjustment............................................................            (2)           --
  Retained earnings (deficit)..................................................................        (3,277)       (3,043)
                                                                                                      -------       -------
      Total shareholders' equity...............................................................        46,016        46,292
                                                                                                      -------       -------
      Total liabilities and shareholders' equity...............................................       $77,073       $74,085
                                                                                                      =======       =======


         See accompanying Notes to Consolidated Financial Statements.

                  DONNELLEY ENTERPRISE SOLUTIONS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000s)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                          ---------
                                                                                                    1997            1998
                                                                                                    ----            ----
                                                                                                        (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net income...................................................................................       $   236       $   234
  Depreciation and amortization................................................................         1,204         1,335
  Amortization of goodwill.....................................................................           265           270
  Gain on sale of equipment....................................................................            --           (31)
  Net changes in assets and liabilities........................................................        (8,825)       (3,361)
                                                                                                      -------       -------
          Net cash used in operating activities................................................        (7,120)       (1,553)
                                                                                                      -------       -------
Cash flows provided by (used in) investing activities:
  Capital expenditures.........................................................................        (2,302)         (832)
  Net proceeds on sale of equipment............................................................            --            51
                                                                                                      -------       -------
          Net cash used in investing activities................................................        (2,302)         (781)
                                                                                                      -------       -------
Cash flows provided by (used for) financing activities:
  Advances from related party, net.............................................................         3,398            10
  Line of credit...............................................................................         4,000         2,300
  Principal payments on capital leases.........................................................          (294)         (284)
  Notes payable................................................................................            --           (28)
  Proceeds from employee stock purchase plan...................................................            --            40
  Stock issuance costs related to IPO..........................................................          (155)           --
                                                                                                      -------       -------
          Net cash provided by financing activities............................................         6,949         2,038
                                                                                                      -------       -------
       Effect of exchange rate changes on cash and equivalents.................................            --             2
                                                                                                      -------       -------
  Net decrease in cash and equivalents.........................................................        (2,473)         (294)
          Cash and equivalents, at beginning of period.........................................         8,910         3,231
                                                                                                      -------       -------
          Cash and equivalents, at end of period...............................................       $ 6,437       $ 2,937
                                                                                                      =======       =======
The changes in assets and liabilities were as follows:
  Decrease (increase) in assets:
     Receivables, net..........................................................................       $(7,590)      $   635
     Inventories...............................................................................         1,312           301
     Prepaid expenses and other................................................................           176           257
     Income taxes receivable...................................................................            --           812
     Deferred income taxes.....................................................................          (123)          237
     Other noncurrent assets...................................................................            --             1
  Increase (decrease) in liabilities:
     Accounts payable..........................................................................        (1,765)         (428)
     Accrued salary and benefits...............................................................           175          (546)
     Accrued other expenses....................................................................           483           (84)
     Customer prepayments......................................................................        (2,511)       (3,364)
     Deferred income taxes.....................................................................            12           (12)
     Deferred revenues.........................................................................         1,006        (1,170)
                                                                                                      -------       -------
  Net change in assets and liabilities.........................................................       $(8,825)      $(3,361)
                                                                                                      =======       =======
Cash paid during the period for:
  Interest.....................................................................................       $    82       $   260
  Income taxes.................................................................................             6            --
                                                                                                      =======       =======
Supplemental non-cash investing and financing activities:
  Capital leases...............................................................................       $   315       $   342
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

  The Company is a single-source provider of integrated information management services to professional service providers, primarily large law firms, investment banking firms and accounting firms. The Company operates entirely within the information management services segment. Within this segment, the Company offers three general categories of services: business services outsourcing, integration services and systems management outsourcing. The Company's business services outsourcing offerings include document services, such as reprographic, networked and color printing, mailroom and facsimile services, desktop publishing, and imaging. The Company's integration services include systems integration, maintenance services, software development and technical training services. The Company's systems management outsourcing services include help desk, network management and systems administration.

NOTE 2. BASIS OF PRESENTATION

  The financial statements included herein are unaudited and have been prepared by the Company to conform with the requirements applicable to this Quarterly Report on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in the financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The Company entered into certain agreements pursuant to which R.R. Donnelley or its affiliates agreed to perform certain legal, tax, data processing, risk management, employee benefit, credit and collection, cash management, banking and accounts payable services for the Company. The Company was charged fees and expenses for these services. The majority of these services were terminated in 1996 or early 1997, with the final service terminated in November 1997.

The interim financial statements herein reflect, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the financial information for the periods presented. Certain items in prior periods have been reclassified to conform with current period classifications. The 1998 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

NOTE 3. CREDIT AGREEMENT

  The Company entered into a $22.0 million credit agreement with Harris Trust and Savings Bank on October 30, 1996. The credit agreement is used in conjunction with cash flows from operations to fund ongoing operations, seasonal cash needs and for continued growth and investment. The Company was in compliance with all debt covenants as of March 31, 1998.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

NOTE 5. BASIC AND DILUTED EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which became effective in the fourth quarter of 1997. FAS 128 replaces the presentation of earnings per share reflected on the Statement of Income with a dual presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average numbers of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The effect of outstanding stock options included in the computation of diluted earnings per share was not material for either quarter presented herein.

NOTE 6. COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130"), was issued, effective for fiscal years beginning after December 15, 1997, including interim periods, which requires a different format for presentation of information already included in the Company's financial statements. The Company adopted FAS 130 in the first quarter of 1998. Comprehensive income of the Company includes net income and cumulative translation adjustments. For both quarters ended March 31, 1997 and March 31, 1998, comprehensive income was $236,000.

NOTE 7.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

  In June 1997, Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), was issued, effective for fiscal years beginning after December 15, 1997, which requires that public business enterprises report certain information about operating segments and certain information about their products and services, the geographic areas in which they operate and their major customers. FAS 131 does not affect accounting principles and, accordingly, will not require any change to reported financial position, results of operations or cash flows. The Company is currently evaluating the impact of FAS 131 on its segment reporting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

 Overview

     The Company is a single-source provider of integrated information management services to professional service organizations, primarily large law firms, investment banks and accounting firms. DESI offers its clients the opportunity to focus on their core businesses by outsourcing a variety of functions, including business services outsourcing and systems management outsourcing. Through the integration services group, the Company also offers integration services to the professional services market. The Company has experienced growth by expanding its service offerings, adding new clients, increasing business with its existing clients, and capitalizing on the growing trend toward outsourcing. In the first quarter of 1998, the Company's total revenues were $29.7 million with business services outsourcing, integration services and systems management outsourcing contributing $19.8 million, $7.3 million and $2.6 million, respectively. In the first quarter of 1997, the Company's total revenues were $27.0 million with business services outsourcing, integration services and systems management outsourcing contributing $16.3 million, $9.7 million and $1.0 million, respectively.

  DESI commenced its outsourcing operations in 1988 as a provider of reprographic services and has expanded its service offerings to include networked and electronic color printing, mailroom and facsimile services, desktop publishing and imaging. In June 1995, the Company broadened its capabilities from managing paper-based information to include the management of electronic information through the acquisition of LANSystems, which has provided integration services, including systems integration, software development and technical training, since 1983. In February 1996, the Company began providing systems management outsourcing services including help desk, network management and systems administration.

  The Company's revenues are derived primarily from (i) monthly fees under its business services outsourcing contracts, (ii) fees relating to integration projects, (iii) the resale of hardware or software products, (iv) monthly fees under its system management outsourcing contracts, (v) monthly fees under integration services maintenance contracts and (vi) technical training projects. The Company typically enters into contracts and arrangements with its business services clients that have terms ranging from three to five years. These contracts and arrangements generally provide for monthly minimum payments based on the client's historical volumes. Substantially all of the Company's business services outsourcing contracts are priced on a per unit basis for each service provided and allow for annual increases or decreases of the unit pricing for each of the outsourcing services provided in order to reflect actual costs of equipment, labor and supplies. The Company typically enters into systems management outsourcing contracts with terms that average three years. System management contracts are priced on a monthly fixed fee basis, plus a fee for overtime and additional services. Integration services contracts are priced on a fixed-fee basis or a time-and-materials basis. Contracts for integration projects typically include scope of work and acceptance criteria for identifying project completion. The Company typically seeks to obtain an increase in its fees if a client makes any significant change to the original scope of a project. Payment terms for these contracts include a down payment, and invoices are submitted in accordance with the achievement of negotiated milestones or dates during the projects.

  Increased penetration in the Company's target markets is a key element in its growth strategy. The Company's business services outsourcing group increased its presence in the legal and investment banking markets with six new clients, partially offset by the loss of four clients, two client service expansions and six expansions to new locations in the first quarter of 1998 compared to the first quarter of 1997. The Company also expanded into other markets by adding one new client in the Fortune 500. The Company's systems management group increased its presence in the legal and investment banking markets with three new clients, partially offset by the loss of one client, two expansions to new locations, and two service expansions, including expansions with new clients, in the first quarter of 1998 compared to the first quarter of 1997. Integration services revenue included several large scale implementations of document management systems in both the legal and investment banking markets.

  DESI's cost of revenues associated with business services outsourcing are comprised of wages, supplies, equipment and start-up costs; its cost of revenues associated with systems management revenues are comprised of wages, start-up costs and depreciation on fixed assets; and its cost of revenues associated with its integration services are comprised of computer equipment, software, rent and labor costs. The Company's margins on resold products within integration services are lower than those for business service outsourcing and systems management outsourcing. In integration services, the Company has focused on higher margin technology related services, which has led to a change in the Company's product mix. The revenues associated with the resale of hardware or software products project were 30% of total integration services revenue for the first quarter of 1998, as compared to 38% in the first quarter of 1997. Integration services margins tend to fluctuate more than business services outsourcing margins and systems management outsourcing margins.

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

  The Company's results of operations are sensitive to the state of the U.S. professional service economy, particularly as it affects the Company's target markets. The volume of services provided by the Company generally are lower in periods in which activities of the Company's clients are reduced by economic or other factors. The resulting decline in the Company's revenues from a particular client affects the Company's net income because a large percentage of the Company's costs are fixed. In addition, clients have taken measures to reduce their volumes with the Company during periods in which their activities are reduced because of their own reduced levels of profitability, thereby adversely affecting the Company's gross margins and results of operations. Again, these volume declines have been offset by a growth in revenues and the Company's ability to attract new clients who desire to reduce their expenses or focus on their core business by outsourcing certain services to the Company.


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

 Relationship with R.R. Donnelley

  Prior to the Offering, DESI operated as a separate business within R.R. Donnelley. It had relied on R.R. Donnelley for its financing needs and for a number of support services, including legal, tax, collections, insurance, benefits administration, data processing and payroll. As of March 31, 1998 the Company had advances payable to R.R. Donnelley totaling approximately $520,000, which is disputed. As of March 31,1997, the Company had advances payable to R.R. Donnelley totaling approximately $9.9 million, which included both the fees related to and amounts funded by R.R. Donnelley on behalf of the Company as specified in the transition services agreement. The majority of these services were terminated in 1996 or early 1997, with the final service terminated in November 1997.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues for the periods indicated:

                                                                                        THREE MONTHS
                                                                                           ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                       1997           1998
                                                                                       ----           ----
       Business services outsourcing revenues..................................        60.5%          66.5%
       Integration services revenues...........................................        35.9           24.6
       Systems management outsourcing revenues.................................         3.6            8.9
                                                                                      -----          -----
            Total revenues.....................................................       100.0          100.0
       Business services outsourcing cost of revenues..........................        78.1           78.3
       Integration services cost of revenues...................................        80.0           78.3
       Systems management outsourcing cost of revenues.........................        61.7           74.1
                                                                                      -----          -----
            Total cost of revenues.............................................        78.2           77.9
       Business services outsourcing gross profit..............................        21.9           21.7
       Integration services gross profit.......................................        20.0           21.7
       Systems management outsourcing gross profit.............................        38.3           25.9
                                                                                      -----          -----
            Total gross profit.................................................        21.8           22.1
       Selling, general and administrative expenses............................        19.1           19.1
       Amortization of goodwill................................................         1.0            0.9
                                                                                      -----          -----
            Earnings from operations...........................................         1.7            2.1
       Interest expense, net...................................................          --            0.6
       Other income............................................................          --             --
                                                                                      -----          -----
            Earnings before income taxes.......................................         1.7            1.5
       Income taxes............................................................         0.8            0.7
                                                                                      -----          -----

            Net income.........................................................         0.9%           0.8%
                                                                                      =====          =====


 Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

  Revenues for the quarter ended March 31, 1998 totaled $29.7 million, a 10% increase over 1997 revenues of $27.0 million. This $2.7 million increase was comprised of a $3.4 million, or 21%, increase in business services outsourcing revenues, a $2.4 million, or 24.8%, decrease attributable to integration services revenues and a $1.7 million, or 175.1%, increase attributable to systems management outsourcing. Business services outsourcing growth was due to a $2.2 million increase in revenues from new clients and a $1.2 million increase in revenues from existing clients. Revenues from integration services declined $2.4 million due to the 1997 turnover in the sales force, which slowed new sales. Systems management outsourcing growth was due to a $0.9 million increase in revenues from new clients and a $0.8 million increase in revenues from existing clients.

  Cost of revenues of $23.2 million decreased as a percentage of revenues to 77.9% from 78.2% in the first quarter of 1997 because of an increase in integration services margins, slightly offset by a decrease in systems management outsourcing margins. Integration services margins increased as a result of a change in product mix. Systems management outsourcing margins decreased as a result of additional costs incurred to staff new contracts and client service expansions.

  Selling, general and administrative expenses increased $0.5 million, or 9.5%, from the first quarter of 1997 and as a percentage of revenues, remained the same at 19.1% in the first quarter of 1998 compared to 1997.

  Amortization of goodwill was $0.3 million, compared to $0.3 million in the first quarter of 1997.

  Interest expense increased to $0.2 million from the first quarter of 1997 due to borrowing on the Company's line of credit.

  The Company's effective income tax rate was the same at 49% for the first quarter of 1998 and the first quarter of 1997. The effective tax rate exceeds the U.S. federal statutory rate due to the effect of nondeductible goodwill amortization and state taxes.

  Net income remained the same at $0.3 million for the first quarter of 1998 and the first quarter of 1997 as a result of the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

  On November 6, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank (the "Bank") under which it is entitled to borrow up to $22.0 million on a revolving credit basis. Borrowings under the Credit Agreement mature in three years and bear interest (i) at the prime rate announced by the Bank or (ii) at the applicable LIBOR rate plus, depending on the Company's fixed charge coverage ratio, up to 125 basis points per annum. In addition, the Company pays a commitment fee of 20 to 30 basis points per annum, depending on its fixed charge coverage ratio, on the unused portion of the credit facility. The credit facility contains customary financial and other covenants, including requirements to maintain a minimum consolidated net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, and restrictions on liens, investments, dividends, indebtedness, acquisitions and transactions with affiliates. The Company paid $260,000 in interest in the first quarter of 1998, of which $154,000 is interest expense related to borrowings on the credit facility, $103,000 relates to interest expense on capital leases and $3,000 related to interest expense on notes payable. At March 31, 1998, the Company was in compliance with all debt covenants and there were $7.9 million in borrowings outstanding under the Credit Agreement.

  The Company had net usage of cash from operations of $1.6 million during the quarter ended March 31, 1998, as compared to net cash used by operations of $7.1 million in 1997. The decreased usage in 1998 was primarily due to a decrease in receivables, due to more timely billing and improved collection procedures, offset by decreases in customer prepayments and deferred revenues.

  Capital expenditures decreased $1.5 million to $0.8 million in the first quarter of 1998 from $2.3 million in 1997, primarily due to investment in the first quarter of 1997 in the Company's financial and operating management system that was implemented in 1997. For the quarter ended March 31, 1998, the Company had $2.0 million of cash provided by financing activities, primarily from the Credit Agreement.

  For the quarter ended March 31, 1998 operating cash flow (earnings from operations plus depreciation and amortization) was $1.8 million, up from $1.7 million in the first quarter of 1997. The Company believes cash flows from operations and the Credit Facility will be sufficient to fund, during the term of the Credit Facility, its ongoing operations, continued growth and investment, including acquisitions.

YEAR 2000

   The Company is evaluating the impact, if any, of the Year 2000 compliance issue. The Company has taken steps to correct any potential problems that may occur. However, the Company could be impacted by external companies and systems that interact with those of the Company.

PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include:
(i) dependence on key clients; (ii) dependence on ability to manage growth;
(iii) sensitivity to fluctuations in professional service economy; (iv) risks associated with performance of integration projects; (v) focus on limited target markets; (vi) ability to grow through introduction of new services;
(vii) dependence on ability to anticipate technological advances; (viii) year 2000 compliance; (ix) risks associated with integration of LANSystems and growth through future acquisitions; (x) variability of quarterly results; (xi) need to attract and retain key personnel in highly competitive market place; (xii) dependence on senior management; (xiii) lack of operating history as a stand-alone entity. Refer to Part II, Item 7, of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Registration Statement (No. 333- 10127) under "Risk Factors" for a more detailed description of such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

           3.1 First Amended and Restated Certificate of Incorporation of the Company.(1)

           3.2  By-laws of the Company.(1)

          10.4 Employment Agreement between Rhonda I. Kochlefl and the Company.(1)(4)

          10.7  Employment Agreement between Linda A. Finkel and the
                Company.(2)(4)

          10.8 Severance Agreement between Thomas P. Bradbury and the Company.(1)(4)

          10.9  1996 Broad-Based Employee Stock Plan.(1)(4)

         10.10 Agreement of Merger among R.R. Donnelley & Sons Company, Donnelley DBS, Inc. and LAN Systems, Inc.(1)

         10.11 Form of Credit Agreement among the Company, as Borrower, and the Banks named therein.(1)

         10.12  1997 Non-Employee Director Stock Plan.(2)(4)

         10.13  Amended and Restated 1996 Stock Incentive Plan.(2)(4)

         10.14  1997 Employee Stock Purchase Plan.(2)(4)

         10.15  Employment Agreement between Robert A. Lento and the
                Company.(3)(4)

         10.16  Employment Agreement between David J. Shea and the
                Company.(3)(4)

         10.17  Amendment No. 1 to Credit Agreement dated March 31, 1997.

         10.18  Amendment No. 2 to Credit Agreement dated September 30, 1997.

         10.19  Amendment No. 3 to Credit Agreement dated December 31, 1997.

         10.20  Employment Agreement between Thomas A. Munro and the
                Company.(4)

          27.1  Financial Data Schedule.

          99.1 Transition Services Agreement between the Company and R.R. Donnelley.(1)

          99.2 Benefit Administration Services Agreement between the Company and R.R. Donnelley.(1)

          99.3 Tax Allocation and Indemnification Agreement between the Company and R.R. Donnelley.(1)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 333-10127), declared effective on October 30, 1996.
(2) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K, filed on March 28, 1997.
(3) Incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K, filed on March 31, 1998.
(4) Indicates a management contract or compensatory plan or agreement.
    (b) No Current Report on Form 8-K was filed by the Company during the first quarter of 1998.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                          Donnelley Enterprise Solutions Incorporated

                          By: /s/   Thomas A. Munro
                              ---------------------------------------
                              Thomas A. Munro
                              Vice President & Chief Financial Officer
                              (Authorized Officer & Principal Financial Officer)

Date: May 14, 1998